Form 10-Q
period 2021-06-30
TuSimple Holdings Inc.
filed 2021-08-06
CIK 1823593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2021, the number of shares of the registrant’s Class A common stock outstanding was 185,040,398 and the number of shares of the registrant’s Class B common stock outstanding was 24,000,000.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our future performance, including our revenue, cost of revenue, and operating expenses;
•	the sufficiency of our cash and cash equivalents to meet our operating requirements;
•	our ability to scale our Autonomous Freight Network, which we refer to as our AFN;
•	our ability to attract new users to services provided on our AFN;
•	our ability to increase reservations for our purpose-built L4 autonomous semi-trucks;
•	our ability to convert reservations for our purpose-built L4 autonomous semi-trucks into purchases;
•	our ability to fulfill all reservations for our purpose-built L4 autonomous semi-trucks according to each customer’s delivery schedule;
•	our ability to effectively manage our growth and future expenses;
•	the estimated timing for when additional routes will be available;
•	our ability to compete in a market that is rapidly evolving and subject to technological developments;
•	our estimated total addressable market, the market for autonomous truck and freight transport solutions, and our market position;
•	our ability to successfully collaborate with business partners;
•	our ability to obtain, maintain, protect, and enforce our intellectual property;
•	our ability to comply with modified or new laws and regulations applicable to our business or industry;
•	our ability to attract and retain employees with the technical skills we require and other key personnel;
•	our ability to successfully complete our driver-out pilot programs;
•	our anticipated investments in research and development and sales and marketing, and the effect of these investments on our results of operations;
•	the increased expenses associated with being a public company; and
•	the potential impact of the COVID-19 pandemic on our, and our partners’, business and results of operations, and on the global economy generally.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TuSimple Holdings Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	December 31,	June 30,
	2020	2021
ASSETS
Current assets:
Cash and cash equivalents	$310,815	$1,489,829
Accounts receivable, net	1,144	1,274
Prepaid expenses and other current assets	3,816	15,781
Amounts due from related parties	3,708	—
Total current assets	319,483	1,506,884
Property and equipment, net	22,116	25,435
Other assets	4,986	5,879
Total assets	$346,585	$1,538,198
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,542	$5,074
Amounts due to related parties	4,360	—
Amounts due to joint development partners	1,355	6,654
Accrued expenses and other current liabilities	22,961	25,122
Short-term debt	4,623	509
Warrants liability	42,452	—
Capital lease liabilities, current	805	851
Total current liabilities	81,098	38,210
Capital lease liabilities, noncurrent	3,767	3,345
Other liabilities	2,402	3,673
Total liabilities	87,267	45,228
Commitments and contingencies (Note 4)
Redeemable convertible preferred stock, $0.0001 par value; 138,102,770 and zero shares authorized as of December 31, 2020 and June 30, 2021; 102,074,703 and zero shares issued and outstanding as of December 31, 2020 and June 30, 2021, respectively; aggregate liquidation preference of $598,842 and $0 as of December 31, 2020 and June 30, 2021, respectively	664,791	—
Stockholders' equity (deficit):
Common stock, $0.0001 par value; 361,897,230 and 4,876,000,000 Class A shares authorized as of December 31, 2020 and June 30, 2021; 60,543,337 and 185,040,398 shares issued and outstanding as of December 31, 2020 and June 30, 2021, respectively; zero and 24,000,000 Class B shares authorized as of December 31, 2020 and June 30, 2021; zero and 24,000,000 shares issued and outstanding as of December 31, 2020 and June 30, 2021, respectively	6	21
Additional paid-in-capital	—	2,399,981
Accumulated other comprehensive loss	(301)	(165)
Accumulated deficit	(405,178)	(906,867)
Total stockholders’ equity (deficit)	(405,473)	1,492,970
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$346,585	$1,538,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Revenue	$263	$1,482	$522	$2,426
Costs and expenses:
Cost of revenue	857	2,982	1,628	5,228
Research and development	21,979	75,891	40,161	117,325
Sales and marketing	243	1,041	680	1,719
General and administrative	5,207	42,425	11,933	57,649
Total costs and expenses	28,286	122,339	54,402	181,921
Loss from operations	(28,023)	(120,857)	(53,880)	(179,495)
Change in fair value of warrants liability	—	—	—	(326,900)
Gain on loan extinguishment	—	4,183	—	4,183
Other income (expense), net	(61)	145	35	523
Loss before provision for income taxes	(28,084)	(116,529)	(53,845)	(501,689)
Provision for income taxes	—	—	—	—
Net loss	(28,084)	(116,529)	(53,845)	(501,689)
Accretion of redeemable convertible preferred stock	—	—	—	(4,135)
Net loss attributable to common stockholders	$(28,084)	$(116,529)	$(53,845)	$(505,824)
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.64)	$(0.94)	$(4.15)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	57,401,912	182,382,800	57,068,132	121,800,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Net loss	$(28,084)	$(116,529)	$(53,845)	$(501,689)

Other comprehensive loss:
Foreign currency translation adjustment	188	(775)	190	136
Comprehensive loss	$(27,896)	$(117,304)	$(53,655)	$(501,553)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total TuSimple Holdings Inc. Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
Balance as of December 31, 2019	74,939,388	$293,736	56,516,425	$6	$—	$(658)	$(218,718)	$(219,370)	$(44)	$(219,414)
Issuance of common stock from exercise of options	—	—	2,125,000	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,227	—	—	1,227	—	1,227
Acquisition of noncontrolling interest in subsidiary	—	—	—	—	—	(44)	—	(44)	44	—
Foreign currency translation adjustment	—	—	—	—	—	2	—	2	—	2
Net loss	—	—	—	—	—	—	(25,761)	(25,761)	—	(25,761)
Balance as of March 31, 2020	74,939,388	$293,736	58,641,425	$6	$1,227	$(700)	$(244,479)	$(243,946)	$—	$(243,946)
Stock-based compensation	—	—	—	—	453	—	—	453	—	453
Foreign currency translation adjustment	—	—	—	—	—	188	—	188	—	188
Net loss	—	—	—	—	—	—	(28,084)	(28,084)	—	(28,084)
Balance as of June 30, 2020	74,939,388	$293,736	58,641,425	$6	$1,680	$(512)	$(272,563)	$(271,389)	$—	$(271,389)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2020	102,074,703	$664,791	60,543,337	$6	$—	$(301)	$(405,178)	$(405,473)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	4,650,999	61,631	—	—	—	—	—	—
Issuance of Series E redeemable convertible preferred stock from the exercise of warrants	9,477,073	379,084	—	—	—	—	—	—
Issuance of Series E-2 redeemable convertible preferred stock from the exercise of warrants	4,331,644	173,275	—	—	—	—	—	—
Issuance of common stock from exercise of options	—	—	60,616	—	1	—	—	1
Vesting of early exercised stock options	—	—	—	—	21	—	—	21
Accretion of redeemable convertible preferred stock to redemption value	—	4,135	—	—	(4,135)	—	—	(4,135)
Stock-based compensation	—	—	—	—	6,289	—	—	6,289
Foreign currency translation adjustment	—	—	—	—	—	911	—	911
Net loss	—	—	—	—	—	—	(385,160)	(385,160)
Balance as of March 31, 2021	120,534,419	$1,282,916	60,603,953	$6	$2,176	$610	$(790,338)	$(787,546)
Vesting of early exercised stock options	—	—	—	—	21	—	—	21
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(120,534,419)	(1,282,916)	120,534,419	12	1,282,904	—	—	1,282,916
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	27,027,027	3	1,027,371	—	—	1,027,374
Issuance of common stock related to private placement	—	—	874,999	—	35,000	—	—	35,000
Stock-based compensation	—	—	—	—	52,509	—	—	52,509
Foreign currency translation adjustment	—	—	—	—	—	(775)	—	(775)
Net loss	—	—	—	—	—	—	(116,529)	(116,529)
Balance as of June 30, 2021	—	$—	209,040,398	$21	$2,399,981	$(165)	$(906,867)	$1,492,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2021
Cash flows from operating activities:
Net loss	$(53,845)	$(501,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,680	58,798
Accretion of asset retirement obligations	18	—
Depreciation and amortization	3,756	4,409
Loss on disposal of property and equipment	118	—
Change in fair value of warrants liability	—	326,900
Gain on loan extinguishment	—	(4,183)
Changes in operating assets and liabilities:
Accounts receivable	(97)	(130)
Prepaid expenses and other current assets	111	(11,995)
Other assets	(68)	(752)
Accounts payable	729	532
Amounts due to/from related parties	(485)	—
Amounts due to joint development partners	—	5,299
Accrued expenses and other current liabilities	(1,392)	5,947
Other liabilities	1,129	1,449
Net cash used in operating activities	(48,346)	(115,415)
Cash flows from investing activities:
Purchases of property and equipment	(1,880)	(5,928)
Purchases of intangible assets	(132)	(179)
Proceeds from disposal of property and equipment	1	100
Net cash used in investing activities	(2,011)	(6,007)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of offering costs	—	54,693
Proceeds from exercise of warrants for redeemable convertible preferred stock	—	183,007
Proceeds from early exercised stock options	—	253
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	1,030,965
Proceeds from issuance of common stock related to private placement	—	35,000
Proceeds from related party loan	5,000	—
Proceeds from loans	4,134	—
Return of guarantee deposit on related party loan	—	3,715
Principal payments on related party loan	—	(4,398)
Payment of third-party costs in connection with initial public offering	—	(2,328)
Principal payments on capital lease obligations	(347)	(382)
Principal payments on other liabilities	—	(237)
Net cash provided by financing activities	8,787	1,300,288
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(215)	118
Net increase (decrease) in cash, cash equivalents, and restricted cash	(41,785)	1,178,984
Cash, cash equivalents, and restricted cash - beginning of period	64,110	312,351
Cash, cash equivalents, and restricted cash - end of period	$22,325	$1,491,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2021
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$21,575	$1,489,829
Restricted cash included in prepaid expenses and other current assets	750	1,506
Total cash and cash equivalents, and restricted cash	$22,325	$1,491,335

Supplemental disclosure of cash flow information:
Cash paid for interest	$684	$386
Supplemental schedule of non-cash investing and financing activities:
Acquisitions of property and equipment included in current liabilities	777	1,807
Accretion of redeemable convertible preferred stock	—	4,135
Vesting of early exercised stock options	—	42
Exercise of liability-classified warrants	—	369,352
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	—	1,282,916
Cashless exercise of stock options for common stock	975	—
Issuance costs incurred in connection with initial public offering included in current liabilities	—	1,263

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

Initial Public Offering and Private Placement

On April 19, 2021, the Company closed its initial public offering (“IPO”) and concurrent private placement, in which it issued and sold 27,027,027 shares and 874,999 shares, respectively, of its authorized Class A common stock at $40.00 per share, resulting in net proceeds of $1.0 billion after deducting underwriting discounts and commissions of $50.1 million and offering costs.

Upon closing of the IPO, (i) the Company filed an amended and restated certificate of incorporation, which authorized 4,876,000,000 shares of Class A common stock and reclassified all outstanding common stock into Class A common stock, authorized 24,000,000 shares of Class B common stock, which are not publicly traded, and authorized 100,000,000 shares of undesignated preferred stock, (ii) Xiaodi Hou and Mo Chen (the “Founders”) each exchanged 12,000,000 shares of their newly designated Class A common stock for an equivalent number of shares of Class B common stock, and (iii) all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 120,534,419 shares of Class A common stock.

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

Upon the closing of the IPO, the Company recognized $42.6 million of stock-based compensation expense related to stock options, restricted stock units (“RSUs”), and share value awards (“SVAs”), for which the time-based vesting conditions had been satisfied or partially satisfied and the performance-based conditions were satisfied upon the closing of the IPO. The Company intends to issue 3,564,673 shares of Class A common stock upon settlement of RSUs and SVAs that are vested as of June 30, 2021, which has not yet occurred as of the date of this filing. Refer to Note 6. Stock-Based Compensation for further detail.

Additionally, the Company recorded $4.3 million within operating expenses to former employees in connection with post-employment agreements for which payment was contingent upon the occurrence of an IPO or Sale Event (as such terms are defined in the post-employment agreements).

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

The condensed consolidated balance sheet as of December 31, 2020, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP. In management’s opinion, the accompanying Financial Statements reflect all normal recurring adjustments necessary for their fair presentation. Other than described below, there have been no changes to the Company’s significant accounting policies described in the Prospectus that have had a material impact on the Company’s Financial Statements.

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

Performance-Based Awards

The Company has granted RSUs, SVAs, and stock options that vest only upon the satisfaction of both time-based service and performance-based conditions. The time-based service condition for these awards generally is satisfied over four years. The performance-based conditions, other than with respect to the CEO Performance Award discussed in Note 6. Stock Based Compensation, are satisfied upon the occurrence of a qualifying event, defined as the earlier of (i) the closing of certain specific liquidation or change in control transactions, or (ii) an IPO. The Company records stock-based compensation expense for performance-based equity awards such as RSUs, SVAs, and stock options on an accelerated attribution method over the requisite service period, which is generally three years, and only if performance-based conditions are considered probable to be satisfied. Upon completion of the IPO, the Company recorded a cumulative one-time stock-based compensation expense determined using the grant-date fair values. Stock-based compensation related to remaining time-based service after the qualifying event is recorded over the remaining requisite service period. For performance-based RSUs and SVAs, the Company determines the grant-date fair value as the fair value of the Company’s common stock on the grant date.

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and the accompanying notes. Restricted cash has been reclassified to prepaid expenses and other current assets and accrued expenses incurred under joint development agreements have been reclassified to be presented separately from amounts due to related parties.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance in ASC Topic 840, Leases, and makes other conforming amendments to GAAP. ASU 2016-02 requires, among other changes to the lease accounting guidance, lessees to recognize most leases on-balance sheet via a right-of-use asset and lease liability, and additional qualitative and quantitative disclosures. In July 2018, ASU No. 2018-10, Codification Improvements to Topic 842, Leases, was issued to provide more detailed guidance and additional clarification for implementing ASU No. 2016-02. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Furthermore, in June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which defers the effective date of ASU No. 2016-02 for certain entities. For the Company, the new standard is effective for annual reporting periods beginning after December 15, 2021 and for interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. Upon adoption of this standard, the Company expects to recognize, on a discounted basis, its minimum commitments under non-cancelable operating leases on the consolidated balance sheets resulting in the recording of right-of-use assets and lease obligations. The Company has engaged a third party service provider to assist in the implementation of the new leases standard. The Company has evaluated the provisions of the new standards and is in the process of assessing their impact on financial statements and disclosures, information systems and business processes.

Note 2. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Certificates of deposit	$279,279	$279,279	$—	$—
Total	$279,279	$279,279	$—	$—
Liabilities:
Warrants liability	$42,452	$—	$—	$42,452
Total	$42,452	$—	$—	$42,452

	As of June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Certificates of deposit	$7,000	$7,000	$—	$—
Money market funds	320,010	320,010	—	—
Total	$327,010	$327,010	$—	$—

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

In February and March 2021, Traton SE (“Traton”) and Navistar, Inc. (“Navistar”) exercised warrants to purchase 4,331,644 and 9,477,073 shares of Series E-2 and Series E redeemable convertible preferred stock at an exercise price of $11.31 and $14.14, resulting in proceeds of $49.0 million and $134.0 million, respectively. Immediately prior to their exercise, the fair value of the warrants liability was remeasured using the Black-Scholes model. The warrants exercised by Traton represented only a portion of their total and the unexercised warrants expired as of the exercise date. As of June 30, 2021, there were no warrants outstanding. Refer to Note 5. Redeemable Convertible Preferred Stock, Preferred Stock Warrants, and Stockholders’ Deficit for further information.

The Company used the following assumptions in the model:

	As of
	December 31, 2020	February 26, 2021	March 19, 2021
Discount for lack of marketability	9.00% - 30.00%	—	—
Fair value of underlying securities	$14.14	$40.00	$40.00
Expected volatility	53.90% - 76.90%	62.95%	60.85%
Expected term (in years)	0.33 - 1.91	1.76	0.79
Risk-free interest rate	0.10% - 0.13%	0.14%	0.08%

The following table sets forth a summary of the changes in the estimated fair value of the Company’s warrants liability (in thousands):

Balance as of December 31, 2020	$42,452
Change in fair value of warrants	326,900
Exercises during the period	(369,352)
Balance as of June 30, 2021	$—

Note 3. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net as of December 31, 2020 and June 30, 2021, was as follows (in thousands):

	As of
	December 31, 2020	June 30, 2021
Electronic equipment	$11,429	$12,304
Office and other equipment	6,152	7,415
Vehicles	12,775	13,673
Leasehold improvements	7,340	9,831
Construction in progress	225	1,861
Property and equipment, gross	37,921	45,084
Accumulated depreciation and amortization	(15,805)	(19,649)
Property and equipment, net	$22,116	$25,435

Depreciation and amortization expense was $1.8 million and $3.8 million for the three and six months ended June 30, 2020, respectively, and $2.3 million and $4.4 million for the three and six months ended June 30, 2021, respectively.

As of December 31, 2020 and June 30, 2021, property and equipment financed under capital leases was $4.6 million and $4.6 million, net of accumulated amortization of $1.8 million and $2.1 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2020 and June 30, 2021 were as follows (in thousands):

	As of
	December 31, 2020	June 30, 2021
Accrued payroll	$11,941	$15,599
Accrued professional fees	7,865	3,274
Other	3,155	6,249
Accrued expenses and other current liabilities	$22,961	$25,122

Note 4. Commitments and Contingencies

Lease Commitments

The Company has entered into various noncancelable operating leases for its facilities with various expiry dates through 2033.

Future minimum lease payments for non-cancelable operating and capital leases as of June 30, 2021 are as follows (in thousands):

Year Ending December 31,	Capital Leases	Operating Leases
Remainder of 2021	$708	$3,326
2022	1,274	6,753
2023	999	6,933
2024	984	4,776
2025	1,816	3,427
Thereafter	—	21,274
Total minimum lease payments	$5,781	$46,489
Amount representing interest	1,585
Present value of minimum lease payments	$4,196

Rental expenses amounted to $1.3 million and $2.4 million for the three and six months ended June 30, 2020, respectively, and $1.5 million and $2.7 million for the three and six months ended June 30, 2021, respectively.

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

As of June 30, 2021, expenses incurred to-date by Navistar for reimbursement under the JDA are $8.0 million.

Payroll Protection Program (“PPP”) Loan

In April 2020, the Company received loan proceeds in the amount of $4.1 million under the Small Business Administration Paycheck Protection Program established under Section 1102 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. In October 2020, the Company applied for forgiveness of the PPP Loan and corresponding accrued interest, which was approved by the SBA in June 2021.

Post-Employment Agreements

The Company has entered into post-employment agreements with former employees under which the Company is required to pay additional compensation upon the occurrence of an IPO or Sale Event (as such terms are defined in the post-employment agreements). Since the Company’s IPO, $4.3 million has been paid to said former employees and recorded within operating expenses as of June 30, 2021 pursuant to such post-employment agreements.

Litigation and Legal Proceedings

The Company is not currently a party to any pending material litigation or other legal proceeding or claims.

Note 5. Redeemable Convertible Preferred Stock, Preferred Stock Warrants, and Stockholders’ Equity

Redeemable Convertible Preferred Stock

In January 2021, the Company issued 4,650,999 shares of Series E redeemable convertible preferred stock at $14.14 per share for aggregate proceeds of $61.6 million, net of issuance costs of $4.1 million. The shares of Series E redeemable convertible preferred stock were accreted to redemption value immediately upon issuance and $4.1 million of accretion was recorded within additional paid-in capital within the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ deficit.

In February 2021, Traton exercised warrants to purchase 4,331,644 shares of Series E-2 redeemable convertible preferred stock at an exercise price of $11.31 per share, resulting in aggregate proceeds of $49.0 million.

In March 2021, Navistar exercised warrants to purchase 9,477,073 shares of Series E redeemable convertible preferred stock at an exercise price of $14.14 per share, resulting in proceeds of $134.0 million.

Upon the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 120,534,419 shares of common stock. As of June 30, 2021, there were no shares of the Company’s preferred stock issued and outstanding.

Note 6. Stock-Based Compensation

2017 Share Plan

In April 2017, the Company adopted the 2017 Share Plan (the "2017 Plan") under which employees, directors, and consultants could be granted various forms of equity incentive compensation at the discretion of the board of directors, including stock options, restricted shares, RSUs, and SVAs.

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

In March 2021, the Company’s board of directors approved an amendment to the 2017 Plan to increase the number of shares of common stock reserved for issuance by 2,300,000 shares, for a total of 24,267,694 shares reserved.

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

Stock Options

A summary of the stock option activity, including the CEO Performance Award, for the six months ended June 30, 2021 is as follows (in thousands, except share amounts, per share amounts, and years):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	13,295,497	$1.29	7.99	$97,986
Granted	2,665,968	$12.20
Exercised	(60,616)	$4.18
Cancelled/Forfeited	(631,766)	$1.19
Outstanding at June 30, 2021	15,269,083	$3.19	7.79	$1,039,124
Vested and exercisable at June 30, 2021	9,329,385	$0.42	6.75	$660,689

As of June 30, 2021, there was $85.0 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average service period of 3.50 years.

Upon the closing of the Company’s IPO, the Company recognized $18.8 million of stock-based compensation expense relating to stock options for which the time-based vesting condition has been satisfied or partially satisfied on that date and for which the performance condition was satisfied upon the occurrence of the IPO.

The estimated grant-date fair value of the Company’s stock-based option awards was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2021	June 30, 2020	June 30, 2021
Risk-free interest rate	0.34% - 0.44%	—	0.34% - 0.44%	0.33% - 1.04%
Expected volatility	60.00%	—	60.00%	50.00%
Expected term (in years)	5.00 - 5.97	—	5.00 - 5.97	4.05 - 6.22
Fair value of common stock	$2.97	—	$2.97	$40.00

CEO Performance Award

In March 2021, included in the stock options discussed above, the Company granted 1,150,000 stock option awards to its CEO with an exercise price of $14.14 per share and a contractual life of ten years that vest upon the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment as CEO through the vesting date (the “CEO Performance Award”). The options will vest upon certification by the Board of Directors that all the following milestones have been attained: (i) the average market capitalization of the Company during any consecutive 180-day period is no less than $25.0 billion, (ii) the average number of L4 autonomous semi-trucks operating on the Company’s Autonomous Freight Network in any 90-day period is no less than 1,500, and (iii) the Company’s revenues from its Autonomous Freight Network for any 12-month period exceed $200.0 million.

As of June 30, 2021, there was a total of $29.4 million unrecognized stock-based compensation expense for the operational milestones that were considered probable to achieve which will be recognized over a period of 3.42 years. For the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense of $2.1 million and $2.8 million, respectively, related to the CEO Performance Award.

RSUs

The following table summarizes the activity related to RSUs for the six months ended June 30, 2021:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value per Share
Unvested and Outstanding at December 31, 2020	1,100,000	$14.14
Granted	1,855,330	$69.56
Vested	(670,055)	$15.02
Unvested and outstanding at June 30, 2021	2,285,275	$58.87
Vested and outstanding at June 30, 2021	670,055	$15.02

SVAs

The following table summarizes the activity related to SVAs for the six months ended June 30, 2021:

	SVAs Outstanding	Weighted-Average Grant Date Fair Value per Share
Unvested and Outstanding at December 31, 2020	3,653,146	$3.20
Vested	(2,894,618)	$3.04
Cancelled	(244,322)	$5.71
Unvested and outstanding at June 30, 2021	514,206	$2.93
Vested and outstanding at June 30, 2021	2,894,618	$3.04

As of June 30, 2021, there was $130.3 million of unrecognized stock-based compensation expense related to RSUs and SVAs, which is expected to be recognized over a weighted-average service period of 3.16 years.

Upon the Company’s IPO, the Company recognized $23.8 million of stock-based compensation expense relating to RSUs and SVAs for which the time-based vesting condition has been satisfied or partially satisfied on that date and for which the performance condition was satisfied upon the occurrence of the IPO.

Early Exercise of Common Stock Options

The Company’s board of directors authorized certain stock option holders to exercise unvested options to purchase shares of Class A common stock. Shares of Class A common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to repurchase in the event of the optionee’s termination of service, at the original issuance price, until the options are fully vested. As of June 30, 2021, 50,000 shares of Class A common stock were subject to repurchase at a weighted-average price of $4.20 per share. The cash proceeds received for unvested shares of common stock recorded within accrued expenses and other current liabilities in the condensed consolidated balance sheets were $0.2 million as of June 30, 2021.

Stock-based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2021	June 30, 2020	June 30, 2021
Research and development	$145	$25,469	$145	$27,138
Sales and marketing	—	233	—	551
General and administrative	308	26,807	1,535	31,109
Total stock-based compensation expense	$453	$52,509	$1,680	$58,798

Upon the Company’s IPO, a one-time stock-based compensation expense of $42.6 million was incurred for the three and six months ended June 30, 2021, relating to awards for which the time-based vesting condition has been satisfied or partially satisfied on that date and for which the performance condition was satisfied upon the occurrence of the IPO.

Note 7. Income Taxes

Prior to February 2021, the Company was a Cayman Islands incorporated holding company. In February 2021, the Company completed a domestication pursuant to Section 388 of the Delaware General Corporation Law pursuant to which it became a Delaware corporation and was no longer subject to the laws of the Cayman Islands.

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

The Company’s effective tax rate was zero percent for the six months ended June 30, 2021, which is lower than the U.S. federal rate of 21 percent and was primarily due to valuation allowances recorded on current year losses. As of June 30, 2021, the Company continues to maintain a full valuation allowance against its U.S. and foreign net deferred tax assets due to significant negative evidence, including cumulative losses in the most recent three-year period and the Company’s assessment that it is not more likely than not that the net deferred tax assets will be realized.

Note 8. Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share of common stock attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for all years presented because the effects of potentially dilutive items were antidilutive given the Company’s net loss in each period presented.

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Numerator:
Net loss	$(28,084)	$(116,529)	$(53,845)	$(501,689)
Less: Accretion of redeemable convertible preferred stock	—	—	—	(4,135)
Net loss attributable to common stockholders, basic and diluted	$(28,084)	$(116,529)	$(53,845)	$(505,824)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	57,401,912	182,382,800	57,068,132	121,800,404
Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.64)	$(0.94)	$(4.15)

The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or because issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	As of June 30,
	2020	2021
Redeemable convertible preferred stock	74,939,388	—
Options to purchase common stock	16,320,861	15,269,083
RSUs subject to future vesting	11,704	2,285,275
SVAs subject to future vesting	3,581,236	514,206
Early exercised options subject to future vesting*	1,239,513	50,000
Total	96,092,702	18,118,564

*Refer to Note 6. Stock-Based Compensation for further detail.

Note 9. Related Party Transactions

At December 31, 2020, the Company had short-term, unsecured, interest free loans outstanding of approximately $0.6 million due to its executive chairman and approximately $3.7 million due to Jinzhuo Hengbang Technology (Beijing) Co., Ltd. (“Jinzhuo Hengbang”), an affiliated company of Sina Corporation, the ultimate parent company of one of the Company’s investors. Additionally, the Company paid a guarantee deposit of $3.7 million to Sina Corporation in connection with the loans borrowed by the Company from Jinzhuo Hengbang, which was outstanding at December 31, 2020. During the six months ended June 30, 2021, the Company paid off these loans in their entirety, and received a refund of the guarantee deposit paid to Sina Corporation.

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

Our AFN provides autonomous freight capacity as a service through multiple service models based on users’ needs. We believe that allowing our users the flexibility to select different service models is critical to providing a superior customer experience and will help drive rapid adoption of our network.

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

We have developed a robust ecosystem of shippers, carriers, railroads, freight brokers, fleet asset owners, and third-party service providers, including UPS, McLane, U.S. Xpress, Werner, Schneider, and CN, that provide critical validation and enhance the network effect benefits of our approach. We believe that our partnership network creates a significant and sustainable competitive advantage, especially as we work with shippers, carriers, and railroads to strategically locate our AFN terminals near their distribution centers. The continued growth of our AFN infrastructure and partnerships will continue to improve our user experience and drive more users to our platform which will allow us to further densify our strategic terminal network and reinforce rapid network growth.

Coronavirus (“COVID-19”) Impact

The extensive impact of the pandemic caused by COVID-19 and the measures taken in response thereto has resulted and will likely continue to result in significant disruption to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, a number of countries, states, counties and other jurisdictions have imposed, and may impose in the future, various measures, including but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, limitations on gatherings of people, reduced operations and extended closures of businesses.

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

•

Operations and Supply Chain.  As a result of COVID-19, we experienced some delays in our supply chains which temporarily limited our ability to outfit semi-trucks with key components during the second quarter of 2020; however, we have not experienced material disruptions in our shipping activity or in our ability to continue developing our AFN to date. In the future, we may experience supply chain disruptions from third party suppliers and any such supply chain disruptions could cause delays in our development timelines. We will continue to monitor the situation for any potential adverse impacts and execute appropriate countermeasures, as necessary.

•

Liquidity and Working Capital.  We have not experienced any significant impairment in our liquidity or working capital, and from July 2020 through August 2021, we raised additional funds through the issuance of Series D-1 and Series E redeemable convertible preferred stock in private financings and through the issuance of Class A common stock in our IPO and concurrent private placement. We will continue to monitor our liquidity and working capital positions.

While we have not experienced significant disruptions to our business due to the COVID-19 pandemic to date, the broader and long-term implications of the COVID-19 pandemic on our workforce, operations and supply chain, user demand, results of operations, and overall financial performance remain uncertain.

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

Full Commercialization of our AFN at Scale

To date, we have only recorded limited revenue from the freight capacity services we provide on our AFN. Prior to full commercialization of our AFN at scale, we must increase the number of users, grow our network of terminals, expand our high definition digital mapped routes, increase the number of purpose-built L4 autonomous semi-trucks and achieve several research and development milestones. While not yet commercially available, we have received significant interest from potential users, with over 6,500 reservations for our purpose-built L4 semi-trucks as of June 30, 2021. Additionally, we continue to grow our database of HD digital maps of freight corridors and surface streets with approximately 8,500 mapped miles as of June 30, 2021. Due to the fixed costs associated with operating our AFN, including labor for operating terminals, autonomous operations oversight systems, and maintaining our purpose-built L4 autonomous semi-trucks, we expect our gross margins to improve as more users are added to our AFN and as we achieve economies of scale. Until we can generate sufficient additional revenue from our AFN, we expect to finance our operations through equity and/or debt financings. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts.

Continued Investment in R&D and Innovation

We believe that we are the industry-leading autonomous truck company with the most efficient and reliable autonomous trucking technologies and an unmatched product and service offering. Our financial performance will be significantly dependent on our ability to maintain this leading position. We expect to incur substantial and increasing research and development expenses and stock-based compensation expenses as a result. We develop most of our key technologies in-house to achieve a rapid pace of innovation. Accordingly, we dedicate significant resources towards research and development and invest heavily in recruiting talent, especially for software developers and engineers with high levels of experience in artificial intelligence and designing and developing autonomous driving related algorithms. Our research and development staff totaled approximately 1,000 professionals and accounted for approximately 83% of our total employees as of June 30, 2021. We will continue to recruit and retain talented software developers and engineers to grow our strength in our key technologies. We expect to incur additional stock-based compensation expenses as we support our growth and status as a publicly traded company. Additionally, we continue to progress toward our expected fourth quarter driver-out pilot program. We expect our strategic focus on innovations will further solidify our leadership position.

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

Cost of Revenue

Our cost of revenue consists primarily of fuel costs, depreciation of property and equipment (including semi-trucks acquired under capital leases), labor costs, and other costs directly attributable to the provision of freight capacity services. Currently, we operate a large portion of our semi-trucks with two occupants, a safety engineer and a safety driver. We expect to gradually lower the average number of occupants in our semi-trucks as we continue to improve our autonomous technology and to the extent we ultimately remove all occupants upon achievement of full driver-out, L4 autonomous operations.

Research and Development

Research and development costs consist primarily of personnel-related expenses, including stock-based compensation costs, associated with software developers and engineering personnel and consultants responsible for the design, development, and testing of our autonomous truck driving solutions, depreciation of equipment used in research and development, and allocated overhead costs. Research and development costs are expensed as incurred. We expect our research and development expenses to increase in absolute dollars as we increase our investment in scaling our AFN through our proprietary technologies and as we continue to expand our technical workforce, which would impact our personnel-related and stock-based compensation costs.

Sales and Marketing

Sales and marketing costs consist primarily of personnel-related expenses associated with our sales and marketing activities, advertising expenses, sponsorship, public relations, and other related marketing activities. Although we incurred limited sales and marketing expenses in the six months ended June 30, 2020 and 2021, we expect that our sales and marketing expenses will increase in absolute dollars from period to period as we further scale our AFN, educate market participants on the benefits of autonomous trucking and our autonomous trucking solutions, hire additional sales and marketing personnel, increase our marketing activities, grow our domestic and international operations, and build brand awareness.

General and Administrative

General and administrative costs consist primarily of personnel-related expenses, including stock-based compensation costs, associated with our management and administration activities, professional service fees and other general corporate expenses.

We will continue to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and stock exchange listing standards, additional insurance expenses, investor relations activities, and other administrative and professional services. We also expect to increase the size of our general and administrative function and to continue to expand our workforce, which would impact our personnel-related and stock-based compensation costs, to support the growth of our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars.

Change in Fair Value of Warrants Liability

The change in the fair value of warrants liability consists of the net changes in the fair value of our outstanding warrants to purchase redeemable convertible preferred stock that are remeasured at the end of each reporting period and upon their exercise. All outstanding warrants were exercised or expired during the six months ended June 30, 2021, and we recorded one final remeasurement at fair value as of the exercise date.

Gain on Loan Extinguishment

The gain on loan extinguishment was a result of the Paycheck Protection Program (“PPP”) loan forgiveness by the lender. We expect this to be a one-time event.

Other Income (Loss), Net

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

Results of Operations

The following table sets forth our condensed consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Revenue	$263	$1,482	$522	$2,426
Costs and expenses:
Cost of revenue	857	2,982	1,628	5,228
Research and development (1)	21,979	75,891	40,161	117,325
Sales and marketing (1)	243	1,041	680	1,719
General and administrative (1)	5,207	42,425	11,933	57,649
Total costs and expenses	28,286	122,339	54,402	181,921
Loss from operations	(28,023)	(120,857)	(53,880)	(179,495)
Change in fair value of warrants liability	—	—	—	(326,900)
Gain on loan extinguishment	—	4,183	—	4,183
Other income (expense), net	(61)	145	35	523
Loss before provision for income taxes	(28,084)	(116,529)	(53,845)	(501,689)
Provision for income taxes	—	—	—	—
Net loss	(28,084)	(116,529)	(53,845)	(501,689)
Accretion of redeemable convertible preferred stock	—	—	—	(4,135)
Net loss attributable to common stockholders	$(28,084)	$(116,529)	$(53,845)	$(505,824)

(1)	Includes stock-based compensation expense as follows (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Research and development	$145	$25,469	$145	$27,138
Sales and marketing	—	233	—	551
General and administrative	308	26,807	1,535	31,109
Total stock-based compensation expense	$453	$52,509	$1,680	$58,798

Upon the Company’s IPO, a one-time stock-based compensation expense of $42.6 million was incurred for the three and six months ended June 30, 2021, relating to awards for which the time-based vesting condition has been satisfied or partially satisfied on that date and for which the performance condition was satisfied upon the occurrence of the IPO.

Comparison of the Three and Six Months Ended June 30, 2020 and 2021

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2021	% Change	2020	2021	% Change
	($ in thousands)			($ in thousands)
Revenue	$263	$1,482	463%	$522	$2,426	365%

Three Months Ended June 30, 2021 Compared with the Same Period in 2020

Revenue increased by $1.2 million, or 463%, from $0.3 million for the three months ended June 30, 2020 to $1.5 million for the three months ended June 30, 2021, due to growth in our U.S. business from an increase in paid miles through increased commercial utilization of TuSimple fleets and partners' fleets (brokerage) that supplement our capacity and increases in our rate per mile charged. During the three months ended June 30, 2021, we expanded our revenue-miles by 315% from the same period in the prior year as a result of expanded routes and commercial partnerships.

Six Months Ended June 30, 2021 Compared with the Same Period in 2020

Revenue increased by $1.9 million, or 365%, from $0.5 million for the six months ended June 30, 2020 to $2.4 million for the six months ended June 30, 2021, primarily due to growth in our U.S. business from an increase in paid miles through increased commercial utilization of TuSimple fleets and partners' fleets (brokerage) that supplement our capacity and increases in our rate per mile charged. During the six months ended June 30, 2021, we expanded our revenue-miles by 285% from the same period in the prior year as a result of expanded routes and commercial partnerships.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2021	% Change	2020	2021	% Change
	($ in thousands)			($ in thousands)
Cost of revenue	$857	$2,982	248%	$1,628	$5,228	221%

Three Months Ended June 30, 2021 Compared with the Same Period in 2020

Cost of revenue increased by $2.1 million, or 248%, from $0.9 million for the three months ended June 30, 2020 to $3.0 million for the three months ended June 30, 2021, primarily due to increased operating costs associated with the generation of revenue. Gross loss margin for the three months ended June 30, 2021 was 101%, an improvement from the gross loss margin for the three months ended June 30, 2020 of 226%. This improvement is a result of increased revenue-miles per truck, improved leverage through better fixed cost utilization, and an increase in the number of semi-trucks in our TuSimple fleet.

Six Months Ended June 30, 2021 Compared with the Same Period in 2020

Cost of revenue increased by $3.6 million, or 221%, from $1.6 million for the six months ended June 30, 2020 to $5.2 million for the six months ended June 30, 2021, primarily due to increased operating costs associated with the generation of revenue. Gross loss margin for the six months ended June 30, 2021 was 115%, an improvement from the gross loss margin for the six months ended June 30, 2020 of 212%. This improvement is a result of increased revenue-miles per truck, improved leverage through better fixed cost utilization and an increase in the number of semi-trucks in our TuSimple fleet.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2021	% Change	2020	2021	% Change
	($ in thousands)			($ in thousands)
Research and development	$21,979	$75,891	245%	$40,161	$117,325	192%

Three Months Ended June 30, 2021 Compared with the Same Period in 2020

Research and development expenses increased by $53.9 million, or 245%, from $22.0 million for the three months ended June 30, 2020 to $75.9 million for the three months ended June 30, 2021. The increase was primarily attributable to an increase of $46.2 million in personnel-related costs, mainly driven by an increase in employee headcount in the ordinary course of business and increased stock-based compensation expense of $25.3 million. The stock-based compensation expense for this period includes a one-time charge of $22.1 million incurred in connection with the IPO, with the remaining increase due to time-based vesting and additional grants in the three months ended June 30, 2021. The remainder of the increase in research and development expenses for the period was primarily driven by an increase of $3.5 million in research and development costs incurred under the July 2020 joint development agreement with Navistar, an increase of $2.1 million in depreciation and allocated facility costs, driven by an increase in headcount and expansion of our facilities, and an increase of $1.4 million in equipment, supplies, and materials.

Six Months Ended June 30, 2021 Compared with the Same Period in 2020

Research and development expenses increased by $77.2 million, or 192%, from $40.2 million for the six months ended June 30, 2020 to $117.3 million for the six months ended June 30, 2021. The increase was primarily attributable to an increase of $59.2 million in personnel-related costs, mainly driven by an increase in employee headcount in the ordinary course of business and increased stock-based compensation expense of $27.0 million. The stock-based compensation expense for this period includes a one-time charge of $22.1 million incurred in connection with the IPO, with the remaining increase due to time-based vesting and additional grants during the period. The remainder of the increase in research and development expenses for the period was primarily driven by an increase of $8.8 million in research and development costs incurred under the July 2020 joint development agreement with Navistar, an increase of $3.8 million in depreciation and allocated facility costs, driven by an increase in headcount and expansion of our facilities, an increase of $3.3 million in equipment, supplies, and materials, and an increase of $2.1 million in vehicle and equipment-related costs, mainly driven by an increase in the number of semi-trucks in our fleet.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2021	% Change	2020	2021	% Change
	($ in thousands)			($ in thousands)
Sales and marketing	$243	$1,041	328%	$680	$1,719	153%

Three Months Ended June 30, 2021 Compared with the Same Period in 2020

Sales and marketing expenses increased by $0.8 million, or 328%, from $0.2 million for the three months ended June 30, 2020 to $1.0 million for the three months ended June 30, 2021. The increase was primarily attributable to an increase in business development, public relations, and marketing consulting services incurred in connection with the IPO.

Six Months Ended June 30, 2021 Compared with the Same Period in 2020

Sales and marketing expenses increased by $1.0 million, or 153%, from $0.7 million for the six months ended June 30, 2020 to $1.7 million for the six months ended June 30, 2021. The increase was primarily attributable to an increase in business development, public relations, and marketing consulting services incurred in connection with the IPO and the subsequent continuation of investments in the TuSimple brand.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2021	% Change	2020	2021	% Change
	($ in thousands)			($ in thousands)
General and administrative	$5,207	$42,425	715%	$11,933	$57,649	383%

Three Months Ended June 30, 2021 Compared with the Same Period in 2020

General and administrative expenses increased by $37.2 million, or 715%, from $5.2 million for the three months ended June 30, 2020 to $42.4 million for the three months ended June 30, 2021. The increase was primarily attributable to an increase of $29.7 million in personnel-related costs, mainly driven by an increase in employee headcount in the ordinary course of business and increased stock-based compensation expense of $26.5 million. The stock-based compensation expense for this period includes a one-time charge of $20.2 million incurred in connection with the IPO, with the remaining increase due to time-based vesting and additional grants in the three months ended June 30, 2021. The remainder of the increase in general and administrative expenses for the period was primarily driven by an increase of $2.6 million in office and facility-related costs, driven by the acquisition of director and officer insurance appropriate for public companies, and an increase of $2.0 million in legal, accounting and other professional services, driven mainly by increased usage of professional service firms to prepare for public company reporting and other complex matters.

Six Months Ended June 30, 2021 Compared with the Same Period in 2020

General and administrative expenses increased by $45.7 million, or 383%, from $11.9 million for the six months ended June 30, 2020 to $57.6 million for the six months ended June 30, 2021. The increase was primarily attributable to an increase of $36.3 million in personnel-related costs, mainly driven by an increase in employee headcount in the ordinary course of business and increased stock-based compensation expense of $29.6 million. The stock-based compensation expense for this period includes a one-time charge of $20.2 million incurred in connection with the IPO, with the remaining increase due to time-based vesting and additional grants in the period. The remainder of the increase in general and administrative expenses for the period was primarily driven by an increase of $3.4 million in legal, accounting and other professional services, driven mainly by increased usage of professional service firms to prepare for public company reporting and other complex matters, and an increase of $3.3 million in office and facility-related costs, driven by the acquisition of director and officer insurance appropriate for public companies and the expansion of facility and operations.

Change in Fair Value of Warrants Liability

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2021	% Change	2020	2021	% Change
	($ in thousands)				($ in thousands)
Change in fair value of warrants liability	$—	#	$—	*	$—	$(326,900)	*

* Percentage not meaningful

Six Months Ended June 30, 2021 Compared with the Same Period in 2020

Loss from the change in fair value of warrants liability of $326.9 million for the six months ended June 30, 2021 was driven by the remeasurement of redeemable convertible preferred stock warrants at fair value, immediately prior to their exercise dates during the period. There were no such warrants outstanding as of June 30, 2020.

Gain on Loan Extinguishment

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2021	% Change	2020	2021	% Change
	($ in thousands)			($ in thousands)
Gain on loan extinguishment	$—	$4,183	*	$—	$4,183	*

* Percentage not meaningful

Three and Six Months Ended June 30, 2021 Compared with the Same Period in 2020

Gain on loan extinguishment of $4.2 million for the three and six months ended June 30, 2021 was driven by the forgiveness of the PPP loan by the lender.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2021	% Change	2020	2021	% Change
	($ in thousands)			($ in thousands)
Other income (expense), net	$(61)	$145	-338%	$35	$523	1394%

Three Months Ended June 30, 2021 Compared with the Same Period in 2020

Other income, net increased by $0.2 million, or 338%, from a loss of $0.1 million for the three months ended June 30, 2020 to income of $0.1 million for the three months ended June 30, 2021. The increase was primarily attributable to an increase in interest income earned on cash and cash equivalents.

Six Months Ended June 30, 2021 Compared with the Same Period in 2020

Other income, net increased by $0.5 million, or 1394%, from $35,000 for the six months ended June 30, 2020 to $0.5 million for the six months ended June 30, 2021. The increase was primarily attributable to an increase in interest income earned on cash and cash equivalents.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of redeemable convertible preferred stock and loans from stockholders, which have historically been sufficient to meet our working capital and capital expenditure requirements. As of June 30, 2021, our principal sources of liquidity were $1.5 billion of cash and cash equivalents, exclusive of restricted cash of $1.5 million. In April 2021, we closed our IPO and concurrent private placement, resulting in net proceeds of $1.0 billion and $35.0 million, respectively. Cash and cash equivalents consist primarily of cash on deposit with banks, certificates of deposit, and money market funds. Based on our current operating plan, we believe that the net proceeds from our IPO and concurrent private placement, together with our existing cash and cash equivalents and anticipated cash generated from sales of our services, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2021
Net cash (used in) provided by:
Operating activities	$(48,346)	$(115,415)
Investing activities	$(2,011)	$(6,007)
Financing activities	$8,787	$1,300,288

Operating Activities

Net cash used in operating activities was $48.3 million and $115.4 million for the six months ended June 30, 2020 and 2021, respectively. The increase was primarily due to an increase in cash net losses and working capital as we continue to operate, develop, and expand our AFN and L4 autonomous semi-truck technology, grow our research and development and general support personnel, and incur incremental expenses associated with being a public company.

Investing Activities

Net cash used in investing activities was $2.0 million and $6.0 million for the six months ended June 30, 2020 and 2021, respectively, as we continue to invest in technological assets and equipment to expand our AFN.

Financing Activities

Net cash provided by financing activities was $8.8 million and $1.3 billion for the six months ended June 30, 2020 and 2021, respectively. The increase was driven primarily by the net proceeds from the sale of Class A common stock in our IPO and concurrent private placement of approximately $1.0 billion, net of issuance costs, proceeds from the exercise of warrants for redeemable convertible preferred stock of $183.0 million, and proceeds from the issuance of redeemable convertible preferred stock of $61.6 million.

Commitments and Contractual Obligations

At June 30, 2021, there were future minimum lease payments of $5.8 million and $46.5 million for capital and operating leases, respectively.

Update on CFIUS Review

On March 1, 2021, Staff Chairperson of the Committee on Foreign Investment in the United States (“CFIUS” or the “Committee”), acting at the direction of the Committee, requested that we file a written notice regarding the 2017 purchase of our redeemable convertible preferred shares by Sun Dream Inc., an affiliate of Sina Corporation (the “Sina Investment”).  CFIUS formally accepted our notice, which was filed jointly with Sina Corporation, and the matter is currently under review.

The Committee recently informed us that the transaction that is the subject of its review (the “2017 Transaction”) is the 2017 acquisition of the U.S. business of TuSimple LLC by Tusimple (Cayman) Limited, which was our name prior to our deregistration as a Cayman Islands exempted company and domestication as a corporation incorporated under the laws of Delaware, rather than the Sina Investment.

TuSimple LLC was a single-member California limited liability company established by TuSimple co-founder Dr. Xiaodi Hou in late 2015 as a purchasing and contracting vehicle to carry out initial start-up activities in the U.S.  In 2017, the tangible assets accumulated through TuSimple LLC were transferred to TuSimple, Inc., a newly-formed subsidiary of Tusimple (Cayman) Limited, after which TuSimple LLC was dissolved.

A majority of the shares of Tusimple (Cayman) Limited at the time of the 2017 Transaction were held by Dr. Xiaodi Hou, Mo Chen and Sun Dream, Inc.  Dr. Hou and Mr. Chen are both members of our Board of Directors. Dr. Hou is a U.S. citizen, Mr. Chen is a citizen of Canada, and Sun Dream, Inc., which currently holds approximately 5.8% of the voting power in our company, is ultimately controlled by a U.S. citizen.  All of the current members of our Board, and our entire senior management team, are solely citizens of the United States or Canada.

CFIUS has 45 days from the date of acceptance of our joint notice to complete its review of the 2017 Transaction, after which CFIUS could (i) conclude that the 2017 Transaction is not a covered transaction subject to CFIUS jurisdiction, (ii) clear the 2017 Transaction by concluding that it presents no unresolved national security concerns, or (iii) initiate a 45-day investigation of the 2017 Transaction.  It is not uncommon for CFIUS to initiate the 45-day investigation period, and if such an action is taken in our case, it would not indicate one way or the other whether CFIUS will eventually identify a national security concern with the 2017 Transaction.   At the conclusion of the investigation period, if CFIUS determines to clear the 2017 Transaction, it may require the parties to enter into an agreement to mitigate any unresolved national security concerns as a condition to clearance.  To date, CFIUS has not advised the parties of any determinations. Although we cannot predict the outcome of the CFIUS review at this time, we continue to cooperate fully with the Committee.

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

We expect to lose EGC status and meet all applicable criteria to become a large accelerated filer by December 31, 2022.

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

Foreign Currency Exchange Risk

The functional currency of our foreign subsidiaries is the local currency or U.S. dollar depending on the nature of the subsidiaries’ activities. Foreign currency transactions recognized in the condensed consolidated statements of operations are converted to the functional currency by applying the exchange rate prevailing on the date of the transaction. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. During the three months ended June 30, 2021, the foreign currency translation adjustment recorded to other comprehensive loss was $0.8 million. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2021. As the impact of foreign currency exchange rates has not been material to our condensed consolidated financial statements, we have not engaged in any foreign currency hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

The actions we are taking are subject to ongoing executive management review and are also subject to audit committee oversight. To date, we have hired additional financial and accounting personnel with technical accounting experience, implemented new technology solutions to assist with our financial reporting process, and refined our month-end reconciliation process by adding robust documentation, evidence of review, and detailed support for journal entries. We are still implementing formal policies, processes, and documentation procedures related to the review and approval of manual journal entries. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. We currently expect that the material weakness will be remediated by December 31, 2021, and costs associated with the remediation plan are not expected to be material. If we are unable to successfully remediate the material weakness, or if in the future, we identify further material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our condensed consolidated financial statements may be materially misstated.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely against us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings may be costly and can impose a significant burden on management and employees. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.

Item 1A. Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the accompanying notes, included elsewhere in this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity, and results of operations. As a result, the market price of our Class A common stock could decline, and you could lose all or part of your investment.

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

We commenced operations in 2015 and launched in July 2020 our AFN, an ecosystem consisting of L4 autonomous semi-trucks, high definition digital mapped routes, strategically placed terminals, and TuSimple Connect, a proprietary cloud-based autonomous operations oversight system. We expect to derive substantially all of our revenue from our AFN, which is still in the early stages of development and commercialization.

You should consider our business and prospects in light of the risks and challenges we face as a new entrant into a novel industry, including, among other things, with respect to our ability to:

•	navigate an evolving and complex regulatory environment;

•	design, outfit, and produce safe, reliable, and quality L4 autonomous semi-trucks with our partners on an ongoing basis;
•	successfully produce with OEM partners a line of purpose-built L4 autonomous semi-trucks on the timeline we estimate;
•	improve and enhance our software and autonomous technology;
•	establish and expand our user base;
•	successfully market our AFN and our other products and services;
•	successfully complete our driver-out pilot programs;
•	achieve our driver-out milestones on the timeline expected;
•	properly price our products and services;
•	improve and maintain our operational efficiency;
•	maintain a reliable, secure, high-performance, and scalable technology infrastructure;
•	attract, retain, and motivate talented employees;
•	anticipate and adapt to changing market conditions, including technological developments and changes in competitive landscape; and
•	build a well-recognized and respected brand.

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

Our continued enhancement of our autonomous driving technology is and will be subject to risks, including with respect to:

•	our ability to continue to enhance our data analytics and software technology;
•	designing, developing, and securing necessary components on acceptable terms and in a timely manner;
•	our ability to successfully complete our driver-out pilot programs;
•	our ability to attract, recruit, hire, and train skilled employees; and
•	our ability to enter into strategic relationships with key members in the trucking and freight transport industries, as well as component suppliers.

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

Reservations for our purpose-built L4 autonomous semi-trucks are cancellable

As of June 30, 2021, we have accepted over 6,500 reservations for our purpose-built L4 autonomous semi-truck. Until the customer enters into a purchase agreement for our purpose-built L4 autonomous semi-truck, which is within the discretion of the customer, the reservation can be canceled and the customer is entitled to a full refund of its deposit. We have not entered into purchase agreements with any of our customers that have reserved our purpose-built L4 autonomous semi-trucks.

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

Collaboration with these third parties is subject to risks, some of which are outside our control. For example, certain of our agreements with our partners grant our partner or us the right to terminate such agreements for cause or without cause, including in some cases by paying a termination for convenience fee. If any of our partnerships with semi-truck manufacturers, such as our agreement with Navistar, are terminated, it may delay or prevent our efforts to produce purpose-built L4 autonomous semi-trucks at scale. In addition, such agreements have in the past and may in the future contain certain exclusivity provisions which, if triggered, could preclude us from working with other businesses with superior technology or with whom we may prefer to partner for other reasons. We could experience delays to the extent our partners do not meet agreed upon timelines or experience capacity constraints. We could also experience disagreement in budget or funding for the joint development project. There is also a risk of other potential disputes with partners in the future, including with respect to intellectual property rights. Our ability to successfully commercialize could also be adversely affected by perceptions about the quality of our or our partners’ trucks.

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

We have not recognized a material amount of revenue to date and had an accumulated deficit of $906.9 million as of June 30, 2021. We have developed and launched our AFN but there can be no assurance that it will be commercially successful at scale. Our potential profitability is dependent upon a number of factors, many of which are beyond our control.

We expect the rate at which we will incur losses to be significantly higher in future periods as we:

•	design, develop, and manufacture purpose-built L4 autonomous semi-trucks with our OEM partners;
•	seek to achieve and commercialize full L4 autonomy for our purpose-built L4 autonomous semi-trucks;

•	seek to expand our AFN, on a nationwide basis in the United States and internationally;
•	expand our design, development, maintenance, and repair capabilities;
•	respond to competition in the autonomous driving market and from traditional freight transportation providers;
•	respond to evolving regulatory developments in the nascent autonomous vehicle market;
•	increase our sales and marketing activities;
•	increase our headcount to accelerate our product launches and scale our network;
•

increase our general and administrative functions to support the growth in our supply chain in connection with the mass production of L4 autonomous semi-trucks and for being a public reporting company.

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

We have recently experienced a period of rapid growth in our headcount and operations. Our number of full-time employees has increased significantly over the last few years, from approximately 130 employees as of January 1, 2018 to approximately 1,000 employees as of June 30, 2021. The recent rapid growth in our business has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, and financial resources, as well as our infrastructure. We plan to continue to expand our operations in the future. Our success will depend in part on our ability to manage this growth effectively and execute our business plan. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures.

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

In the course of preparing our financial statements for the year ended December 31, 2020, we identified control deficiencies in the design and implementation of our internal control over financial reporting that constituted a material weakness. The material weakness had not been remediated as of June 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

The COVID-19 pandemic has caused us to modify our business practices (such as employee travel plans and cancellation of physical participation in meetings, events, and conference), and we may take further actions as required by governmental authorities or that we determine are in the best interests of our employees, users, and business partners. In addition, the business and operations of our manufacturers, suppliers, and other business partners have also been adversely impacted by the COVID-19 pandemic and may be further adversely impacted in the future, which could result in delays in our ability to commercialize our autonomous trucking solutions.

As a result of social distancing, travel bans, and quarantine measures, access to our facilities, users, management, support staff, and professional advisors has been limited, which in turn has impacted, and will continue to impact, our operations, and financial condition.

The extent to which COVID-19 impacts our, and those of our partners and potential users, business, results of operations, and financial condition will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the occurrence of future outbreaks from new variants, such as the “Delta variant”, duration and spread of the outbreaks, their severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even if the COVID-19 outbreak subsides, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

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

We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application covering the same subject matter as we have, we may not be entitled to the protection sought by the patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will be broad enough to protect our proprietary rights or otherwise afford protection against competitors with similar technology. In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Our competitors may challenge or seek to invalidate our issued patents, or design around our issued patents, which may adversely affect our business, prospects, financial condition or operating results. Also, the costs associated with enforcing patents, confidentiality and invention agreements, or other intellectual property rights may make aggressive enforcement impracticable.

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

In operating our business and providing services and solutions to clients, we collect, use, store, transmit, and otherwise process employee, partner, and client data, including personal data, in and across multiple jurisdictions. We use the electronic systems of our L4 autonomous semi-trucks to log information about each semi-truck’s use in order to aid us in vehicle diagnostics, repair, and maintenance, as well as to help us collect data regarding drivers’ use patterns and preference in order to help us customize and optimize the driving and riding experiences. Our L4 autonomous semi-trucks also collect personal information of drivers and passengers, such as a voice command of a person, in order to aid the manual operation of our semi-trucks. When our L4 autonomous semi-trucks are in operation, the camera, LiDAR, and other sensing components of our semi-trucks will collect street view, mapping data, landscape images, and other LiDAR information, which may include personal information such as license plate numbers of other vehicles, facial features of pedestrians, appearance of individuals, GPS data, and geolocation data, in order to train the data analytics and artificial intelligence technology equipped in our semi-trucks for the purpose of identifying different objects, and predicting potential issues that may arise during the operation of our semi-trucks.

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

The scope and interpretation of the laws and regulations that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the EU General Data Protection Regulation (the “GDPR”), which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and added a broad array of requirements for handling personal data with respect to EU data subjects. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer, and otherwise process personal data with respect to EU and UK data subjects. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the EU or the United Kingdom, security breach notifications and the security and confidentiality of personal data. Among other stringent requirements, the GDPR restricts transfers of data outside of the EU to third countries deemed to lack adequate privacy protections (such as the U.S.), unless an appropriate safeguard specified by the GDPR is implemented. A July 16, 2020 decision of the Court of Justice of the European Union invalidated a key mechanism for lawful data transfer to the U.S. and called into question the viability of its primary alternative. As such, the ability of companies to lawfully transfer personal data from the EU to the U.S. is presently uncertain. Other countries have enacted or are considering enacting similar cross-border data transfer rules or data localization requirements. These developments could limit our ability to launch our products in the EU and other foreign markets. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. Such fines are in addition to any civil litigation claims by data subjects. Much remains unknown with respect to how to interpret and implement the GDPR and guidance on implementation and compliance practices is often updated or otherwise revised. Given the breadth and depth of changes in data protection obligations, including classification of data and our commitment to a range of administrative, technical and physical controls to protect data and enable data transfers outside of the EU and the United Kingdom, our compliance with the GDPR’s requirements will continue to require time, resources and review of the technology and systems we use to satisfy the GDPR’s requirements, including as EU member states enact their legislation. Further, while the United Kingdom enacted the Data Protection Act 2018 in May 2018 that supplements the GDPR, and has publicly announced that it will continue to regulate the protection of personal data in the same way post-Brexit, Brexit has created uncertainty with regard to the future of regulation of data protection in the United Kingdom.

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

The U.S. federal government and various states and governmental agencies also have adopted or are considering adopting various laws, regulations, and standards regarding the collection, use, retention, security, disclosure, transfer, and other processing of sensitive and personal information. In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international, or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”) on June 28, 2018, which came into effect on January 1, 2020. The CCPA creates individual privacy rights for California residents and increases the privacy and security obligations of entities handling personal data of California consumers and meeting certain thresholds. Failure to comply with the CCPA may result in attorney general enforcement action and damage to our reputation. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that result in the loss of certain types of personal information. This private right of action may increase the likelihood of, and risks associated with, class action data breach litigation. In addition, the CCPA’s restrictions on “sales” of personal information may restrict our use of cookies and similar tracking technologies for advertising purposes. To the extent the CCPA applies to us, it will increase our compliance costs and potential liability. In addition, many similar laws have been proposed at the federal level and in other states. For instance, the state of Nevada recently enacted a law that went into force on October 1, 2019 and requires companies to honor consumers’ requests to no longer sell their data. Violators may be subject to injunctions and civil penalties of up to $5,000 per violation. New legislation proposed or enacted in Illinois, Massachusetts, New Jersey, New York, Rhode Island, Washington, and other states, and a proposed right to privacy amendment to the Vermont Constitution, imposes, or has the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer, and otherwise process confidential, sensitive, and personal information, and will continue to shape the data privacy environment throughout the United States. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, and may divert resources from other initiatives and projects. Furthermore, non-compliance with data privacy laws and regulations, or a major breach of our network security and systems, could have serious negative consequences for our business and future prospects, including possible fines, penalties, and damages, reduced customer demand for our L4 autonomous semi-trucks, and harm to our reputation and brand, all of which may have a material and adverse impact on our business, financial condition, and operating results.

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

In China, the PRC Cyber Security Law became effective on June 1, 2017. The Cyber Security Law reaffirms the basic principles and requirements specified in other existing laws and regulations on personal information protection, such as requirements on the collection, use, processing, storage, and disclosure of personal information. Specifically, it requires that network operators take technical measures and other necessary measures in accordance with applicable laws and regulations and the compulsory requirements of the national and industrial standards to safeguard the safe and stable operation of its networks, maintain the integrity, confidentiality, and availability of network data, take technical and other necessary measures to ensure the security of the personal information they have collected against unauthorized access, alteration, disclosure, or loss, and formulate contingency plans for network security incidents and remediation measures. It also requires a subset of network operators that meet certain thresholds to be critical information infrastructure operators (“CIIO”) to store personal information and important data collected and generated during its operation within the territory of China locally on servers in China. The interpretation of what network operators are qualified as CIIOs is unclear. If we are deemed to be a CIIO, we would become subject to additional requirements applicable to CIIOs. Any violation of the Cyber Security Law may subject a network operator to warnings, fines, confiscation of illegal gains, revocation of licenses, cancellation of filings, shutdown of websites, or criminal liabilities.

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

We make public statements about our use and disclosure of personal information through our privacy policy, information provided on our website and press statements. Also, we enter into contracts with third parties (such as our partners and clients) that contain provisions regarding the collection, sharing, and processing of personal information. Although we endeavor to comply with our public statements and documentation as well as our contractual and other privacy-related obligations, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policy and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. In addition, from time to time, concerns may be expressed about whether our products and services compromise the privacy of clients and others. Any concerns about our data privacy and security practices (even if unfounded), or any failure, real or perceived, by us to comply with our posted privacy policies, contractual obligations, or any legal or regulatory requirements, standards, certifications, or orders, or other privacy or consumer protection-related laws and regulations applicable to us, could cause our clients to reduce their use of our L4 autonomous semi-trucks and could affect our financial condition, operating results, and our reputation, and may result in governmental or regulatory investigations, enforcement actions, regulatory fines, criminal compliance orders, litigation, breach of contract claims, or public statements against us by government regulatory authorities, our partners and/or clients, data subjects, consumer advocacy groups, or others, all of which could be costly and have an adverse effect on our business.

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

•	difficulty in attracting, recruiting, and retaining talent internationally;
•	foreign labor laws, regulations, and restrictions;
•	changes in diplomatic and trade relationships;
•	political instability, natural disasters, war or events of terrorism; and
•	the strength of international economies.

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

Should any of our services or products become controlled as “emerging and foundational technologies,” one impact is that future foreign investment in our shares could be subject to mandatory review by the Committee on Foreign Investment in the United States (“CFIUS” or the “Committee”). CFIUS is a committee comprised of multiple U.S. government agencies, led by the Department of the Treasury, authorized to review and investigate certain transactions in which a foreign person acquires an interest in a U.S. business (including certain minority investments) in order to determine the effect of such transactions on the national security of the United States. CFIUS reviews and investigations are confidential, civil regulatory processes. With respect to any transaction within its jurisdiction, CFIUS may negotiate, enter into or impose, and enforce any agreement or condition with any party to the transaction in order to mitigate any risk to the national security of the United States that arises as a result of the transaction. Such conditions could include, for example, restrictions on the foreign investor’s access to sensitive information in the possession of the U.S. business, ongoing reporting requirements to the U.S. government, a requirement to retain a third-party auditor to monitor compliance with security control measures, or other conditions. If a transaction presents national security concerns that CFIUS determines are not capable of mitigation, CFIUS can recommend to the President that the investment transaction be prohibited, or, if already consummated, that the foreign investor be required to divest its interest.

On March 1, 2021, the CFIUS Staff Chairperson, acting at the direction of the Committee, requested that we file a written notice regarding the 2017 purchase of shares of our Series B redeemable convertible preferred stock by Sun Dream Inc., an affiliate of Sina Corporation (the “Sina Investment”). CFIUS formally accepted our notice, which was filed jointly with Sina Corporation, and the matter is currently under review.

The Committee recently informed us that the transaction that is the subject of its review (the “2017 Transaction”) is the 2017 acquisition of the U.S. business of TuSimple LLC by Tusimple (Cayman) Limited, rather than the Sina Investment.

TuSimple LLC was a single-member California limited liability company established by TuSimple co-founder Dr. Xiaodi Hou in late 2015 as a purchasing and contracting vehicle to carry out initial start-up activities in the U.S. In 2017, the tangible assets accumulated through TuSimple LLC were transferred to TuSimple, Inc., a newly-formed subsidiary of Tusimple (Cayman) Limited, after which TuSimple LLC was dissolved.

A majority of the shares of Tusimple (Cayman) Limited at the time of the 2017 Transaction were held by Dr. Xiaodi Hou, Mo Chen and Sun Dream, Inc. Dr. Hou and Mr. Chen are both members of our Board of Directors. Dr. Hou is a U.S. citizen, Mr. Chen is a citizen of Canada, and Sun Dream, Inc., which currently holds approximately 5.8% of the voting power of the Company, is ultimately controlled by a U.S. citizen. All of the current members of the Company’s Board, and the Company’s entire senior management team, are solely citizens of the United States or Canada.

CFIUS has 45 days from the date of acceptance of the Company’s joint notice to complete its review of the 2017 Transaction, after which CFIUS could (i) conclude that the 2017 Transaction is not a covered transaction subject to CFIUS jurisdiction, (ii) clear the 2017 Transaction by concluding that it presents no unresolved national security concerns, or (iii) initiate a 45-day investigation of the 2017 Transaction. It is not uncommon for CFIUS to initiate the 45-day investigation period, and if such an action is taken in, it would not indicate one way or the other whether CFIUS will eventually identify a national security concern with the 2017 Transaction. At the conclusion of the investigation period, if CFIUS determines to clear the 2017 Transaction, it may require the parties to enter into an agreement to mitigate any unresolved national security concerns as a condition to clearance. To date, CFIUS has not advised the parties of any determinations. Although the Company cannot predict the outcome of the CFIUS review at this time, the Company continues to cooperate fully with the Committee.

Risks Related to Our Class A Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, in particular, our Founders, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Our Founders, Mo Chen and Xiaodi Hou, are the only holders of our shares of Class B common stock and together hold approximately 63% of the voting power of the outstanding common stock. Because of the ten-to-one voting ratio between Class B and Class A common stock, our Founders will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 50% of all outstanding voting power of our Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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

Our dual class structure, combined with the concentrated control of our Founders, directors, officers and employees and their affiliates, may result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indexes. In July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

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

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If few securities or industry analysts commence coverage of us, the trading price for our common stock would be negatively impacted. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our financial statements, our intellectual property or our share performance, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

Sales of a substantial number of shares of our Class A common stock in the public market could cause our share price to fall.

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

As a public company, and particularly after we cease to be an “emerging growth company”, we have incurred, and will continue to, incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the Public Company Accounting Oversight Board, the SEC, and the Nasdaq Global Select Market, have increased and will continue to increase our legal and financial compliance costs and make some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Use of Proceeds

The Registration Statement on Form S-1 (File No. 333-254616) for the IPO was declared effective by the SEC on April 14, 2021. The Registration Statement on Form S-1 registered an aggregate of 33,783,783 shares of our Class A common stock (6,756,756 of which were offered and sold by Sun Dream Inc, the selling stockholder). On April 19, 2021, we closed the IPO, in which we sold 27,027,027 shares of our Class A common stock at a public offering price of $40.00 per share for an aggregate offering price of $1.0 billion. The selling stockholder sold 6,756,756 shares of our Class A common stock at a public offering price of $40.00 per share for an aggregate offering price of approximately $451.0 million. Upon completion of the sale of the shares of our Class A common stock referenced in the preceding sentences, the IPO terminated.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-40326	3.1	05/11/2021
3.2	Amended and Restated Bylaws.	10-Q	001-40326	3.2	05/11/2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

TuSimple Holdings Inc.

Date: August 5, 2021	By:	/s/ Cheng Lu
Cheng Lu
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Patrick Dillon
Patrick Dillon
Chief Financial Officer (Principal Financial Officer)