Form 10-Q
period 2021-09-30
TuSimple Holdings Inc.
filed 2021-11-04
CIK 1823593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-40326

TuSimple Holdings Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-2341575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9191 Towne Centre Drive, Suite 600 San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (619) 916-3144

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	TSP	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2021, the number of shares of the registrant’s Class A common stock outstanding was 189,026,565 and the number of shares of the registrant’s Class B common stock outstanding was 24,000,000.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future performance, including our revenue, cost of revenue, and operating expenses;
•the sufficiency of our cash and cash equivalents to meet our operating requirements;
•our ability to scale our Autonomous Freight Network, which we refer to as our AFN;
•our ability to attract new users to services provided on our AFN;
•our ability to increase reservations for our purpose-built L4 autonomous semi-trucks;
•our ability to convert reservations for our purpose-built L4 autonomous semi-trucks into purchases;
•our ability to fulfill all reservations for our purpose-built L4 autonomous semi-trucks according to each customer’s delivery schedule;
•our ability to effectively manage our growth and future expenses;
•the estimated timing for when additional routes will be available;
•our ability to compete in a market that is rapidly evolving and subject to technological developments;
•our estimated total addressable market, the market for autonomous truck and freight transport solutions, and our market position;
•our ability to successfully collaborate with business partners;
•our ability to obtain, maintain, protect, and enforce our intellectual property;
•our ability to comply with modified or new laws and regulations applicable to our business or industry;
•our ability to attract and retain employees with the technical skills we require and other key personnel;
•our ability to successfully initiate our driver-out pilot programs on the timeline we expect;
•our anticipated investments in research and development and sales and marketing, and the effect of these investments on our results of operations;
•the increased expenses associated with being a public company; and
•the potential impact of the COVID-19 pandemic on our, and our partners’, business and results of operations, and on the global economy generally.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
TuSimple Holdings Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31, 2020	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$310,815	$1,412,128
Accounts receivable, net	1,144	1,704
Prepaid expenses and other current assets	3,816	15,900
Amounts due from related parties	3,708	—
Total current assets	319,483	1,429,732
Property and equipment, net	22,116	29,419
Other assets	4,986	5,875
Total assets	$346,585	$1,465,026
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,542	$4,416
Amounts due to related parties	4,360	—
Amounts due to joint development partners	1,355	6,997
Accrued expenses and other current liabilities	22,961	33,106
Short-term debt	4,623	813
Warrants liability	42,452	—
Capital lease liabilities, current	805	796
Total current liabilities	81,098	46,128
Capital lease liabilities, noncurrent	3,767	3,045
Other liabilities	2,402	5,814
Total liabilities	87,267	54,987
Commitments and contingencies (Note 4)
Redeemable convertible preferred stock, $0.0001 par value; 138,102,770 and zero shares authorized as of December 31, 2020 and September 30, 2021; 102,074,703 and zero shares issued and outstanding as of December 31, 2020 and September 30, 2021, respectively; aggregate liquidation preference of $598,842 and $0 as of December 31, 2020 and September 30, 2021, respectively	664,791	—
Stockholders' equity (deficit):
Common stock, $0.0001 par value; 361,897,230 and 4,876,000,000 Class A shares authorized as of December 31, 2020 and September 30, 2021; 60,543,337 and 188,994,830 shares issued and outstanding as of December 31, 2020 and September 30, 2021, respectively; zero and 24,000,000 Class B shares authorized as of December 31, 2020 and September 30, 2021; zero and 24,000,000 shares issued and outstanding as of December 31, 2020 and September 30, 2021, respectively	6	21
Additional paid-in-capital	—	2,432,613
Accumulated other comprehensive loss	(301)	(238)
Accumulated deficit	(405,178)	(1,022,357)
Total stockholders’ equity (deficit)	(405,473)	1,410,039
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$346,585	$1,465,026
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue	$584	$1,785	$1,106	$4,211
Costs and expenses:
Cost of revenue	1,330	3,487	2,958	8,715
Research and development	60,041	84,506	100,202	204,774
Sales and marketing	459	910	1,139	2,629
General and administrative	15,271	28,831	27,204	83,537
Total costs and expenses	77,101	117,734	131,503	299,655
Loss from operations	(76,517)	(115,949)	(130,397)	(295,444)
Change in fair value of related party convertible loan	(11,849)	—	(11,849)	—
Change in fair value of warrants liability	(970)	—	(970)	(326,900)
Gain on loan extinguishment	—	—	—	4,183
Other income (expense), net	(116)	459	(81)	982
Loss before provision for income taxes	(89,452)	(115,490)	(143,297)	(617,179)
Provision for income taxes	—	—	—	—
Net loss	(89,452)	(115,490)	(143,297)	(617,179)
Accretion of redeemable convertible preferred stock	(11,943)	—	(11,943)	(4,135)
Net loss attributable to common stockholders	$(101,395)	$(115,490)	$(155,240)	$(621,314)
Net loss per share attributable to common stockholders, basic and diluted	$(1.73)	$(0.54)	$(2.70)	$(4.08)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	58,606,231	212,802,379	57,584,574	152,469,098
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net loss	$(89,452)	$(115,490)	$(143,297)	$(617,179)
Other comprehensive income (loss):
Foreign currency translation adjustment	285	(73)	475	$63
Comprehensive loss	$(89,167)	$(115,563)	$(142,822)	$(617,116)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total TuSimple Holdings Inc. Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
Balance as of December 31, 2019	74,939,388	$293,736	56,516,425	$6	$—	$(658)	$(218,718)	$(219,370)	$(44)	$(219,414)
Issuance of common stock from exercise of options	—	—	2,125,000	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,227	—	—	1,227	—	1,227
Acquisition of noncontrolling interest in subsidiary	—	—	—	—	—	(44)	—	(44)	44	—
Foreign currency translation adjustment	—	—	—	—	—	2	—	2	—	2
Net loss	—	—	—	—	—	—	(25,761)	(25,761)	—	(25,761)
Balance as of March 31, 2020	74,939,388	293,736	58,641,425	6	1,227	(700)	(244,479)	(243,946)	—	(243,946)
Stock-based compensation	—	—	—	—	453	—	—	453	—	453
Foreign currency translation adjustment	—	—	—	—	—	188	—	188	—	188
Net loss	—	—	—	—	—	—	(28,084)	(28,084)	—	(28,084)
Balance as of June 30, 2020	74,939,388	293,736	58,641,425	6	1,680	(512)	(272,563)	(271,389)	—	(271,389)
Issuance of Series D-1 redeemable convertible preferred shares, net of issuance cost	1,849,095	3,057	—	—	—	—	—	—	—	—
Issuance of ordinary shares from exercise of options	—	—	1,616	—	—	—	—	—	—	—
Issuance of restricted ordinary shares	—	—	1,899,680	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares to redemption value	—	11,943	—	—	(9,325)	—	(2,618)	(11,943)	—	(11,943)
Stock-based compensation	—	—	—	—	7,645	—	—	7,645	—	7,645
Foreign currency translation adjustment	—	—	—	—	—	285	—	285	—	285
Net loss	—	—	—	—	—	—	(89,452)	(89,452)	—	(89,452)
Balance as of September 30, 2020	76,788,483	$308,736	60,542,721	$6	$—	$(227)	$(364,633)	$(364,854)	$—	$(364,854)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2020	102,074,703	$664,791	60,543,337	$6	$—	$(301)	$(405,178)	$(405,473)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	4,650,999	61,631	—	—	—	—	—	—
Issuance of Series E redeemable convertible preferred stock from the exercise of warrants	9,477,073	379,084	—	—	—	—	—	—
Issuance of Series E-2 redeemable convertible preferred stock from the exercise of warrants	4,331,644	173,275	—	—	—	—	—	—
Issuance of common stock from exercise of options	—	—	60,616	—	1	—	—	1
Vesting of early exercised stock options	—	—	—	—	21	—	—	21
Accretion of redeemable convertible preferred stock to redemption value	—	4,135	—	—	(4,135)	—	—	(4,135)
Stock-based compensation	—	—	—	—	6,289	—	—	6,289
Foreign currency translation adjustment	—	—	—	—	—	911	—	911
Net loss	—	—	—	—	—	—	(385,160)	(385,160)
Balance as of March 31, 2021	120,534,419	1,282,916	60,603,953	6	2,176	610	(790,338)	(787,546)
Vesting of early exercised stock options	—	—	—	—	21	—	—	21
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(120,534,419)	(1,282,916)	120,534,419	12	1,282,904	—	—	1,282,916
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	27,027,027	3	1,027,371	—	—	1,027,374
Issuance of common stock related to private placement	—	—	874,999	—	35,000	—	—	35,000
Stock-based compensation	—	—	—	—	52,509	—	—	52,509
Foreign currency translation adjustment	—	—	—	—	—	(775)	—	(775)
Net loss	—	—	—	—	—	—	(116,529)	(116,529)
Balance as of June 30, 2021	—	—	209,040,398	21	2,399,981	(165)	(906,867)	1,492,970
Vesting of early exercised stock options	—	—	—	—	21	—	—	21
Issuance of common stock related to option exercise	—	—	183,648	—	529	—	—	529
Issuance of common stock related to release of RSUs and SVAs	—	—	3,770,784	—	—	—	—	—
Stock-based compensation	—	—	—	—	32,082	—	—	32,082
Foreign currency translation adjustment	—	—	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	—	—	(115,490)	(115,490)
Balance as of September 30, 2021	—	$—	212,994,830	$21	$2,432,613	$(238)	$(1,022,357)	$1,410,039
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2021
Cash flows from operating activities:
Net loss	$(143,297)	$(617,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,325	90,880
Accretion of asset retirement obligations	27	—
Depreciation and amortization	5,611	6,768
Loss on disposal of property and equipment	127	—
Non-cash research and development expense	32,325	—
Change in fair value of warrants liability	970	326,900
Gain on loan extinguishment	—	(4,183)
Change in fair value of related party convertible loan	11,849	—
Changes in operating assets and liabilities:
Accounts receivable	(298)	(560)
Prepaid expenses and other current assets	1,251	(12,114)
Other assets	(339)	(659)
Accounts payable	1,359	(313)
Amounts due to/from related parties	(274)	—
Amounts due to joint development partners	—	5,642
Accrued expenses and other current liabilities	15,317	16,488
Other liabilities	1,263	1,965
Net cash used in operating activities	(64,784)	(186,365)
Cash flows from investing activities:
Purchases of property and equipment	(2,881)	(12,218)
Purchases of intangible assets	(207)	(302)
Proceeds from disposal of property and equipment	178	100
Net cash used in investing activities	(2,910)	(12,420)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of offering costs	3,057	54,693
Proceeds from exercise of warrants for redeemable convertible preferred stock	—	183,007
Proceeds from issuance of related party convertible loan	50,000	—
Proceeds from issuance of warrants	11,943	—
Proceeds from early exercised stock options	—	782
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	1,030,965
Proceeds from issuance of common stock related to private placement	—	35,000
Proceeds from related party loan	5,000	—
Proceeds from loans	4,134	—
Return of guarantee deposit on related party loan	—	3,715
Principal payments on related party loan	—	(4,398)
Payment of third-party costs in connection with initial public offering	—	(2,812)
Principal payments on capital lease obligations	(528)	(586)
Principal payments on other liabilities	(38)	(353)
Net cash provided by financing activities	73,568	1,300,013
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(324)	55
Net increase in cash, cash equivalents, and restricted cash	5,550	1,101,283
Cash, cash equivalents, and restricted cash - beginning of period	64,110	312,351
Cash, cash equivalents, and restricted cash - end of period	$69,660	$1,413,634
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2021
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$68,910	$1,412,128
Restricted cash included in prepaid expenses and other current assets	750	1,506
Total cash and cash equivalents, and restricted cash	$69,660	$1,413,634

Supplemental disclosure of cash flow information:
Cash paid for interest	$850	$575
Supplemental schedule of non-cash investing and financing activities:
Acquisitions of property and equipment included in current liabilities	$1,526	$1,987
Accretion of redeemable convertible preferred stock	11,943	4,135
Vesting of early exercised stock options	—	63
Exercise of liability-classified warrants	—	369,352
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	—	1,282,916
Cashless exercise of stock options for common stock	975	—
Issuance costs incurred in connection with initial public offering included in current liabilities	—	779
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
The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. The holders of Class A common stock are entitled to one vote per share and the holders of Class B common stock are entitled to 10 votes per share. Additionally, each share of Class B common stock will automatically convert, on a one-for-one basis, into shares of Class A common stock on the earliest of (i) the date specified by a vote of the holders of Class B common stock representing 75% of the outstanding shares of Class B common stock, (ii) the date that is between 90 days and 270 days, as determined by the board of directors, after the death or incapacitation of the last Founder to die or become incapacitated, or (iii) the date that is between 61 days and 180 days, as determined by the board of directors, after the date on which the number of outstanding shares of Class B common stock held by the Founders (or their permitted affiliates) is less than 12,000,000 shares.
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
Time-Based Service Awards
For stock-based awards with time-based vesting conditions only, generally being RSUs and stock options, stock-based compensation is recognized straight-line over the requisite service period, which is generally four years. The fair value of RSUs is measured on the grant date based on the closing fair market value of the Company's Class A common stock. The fair value of stock option awards is estimated on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected stock price volatility over the term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The Company accounts for forfeitures as they occur instead of estimating the number of awards expected to be forfeited.
Performance-Based Awards
The Company has granted RSUs, SVAs, and stock options that vest only upon the satisfaction of both time-based service and performance-based conditions. The time-based service condition for these awards generally is satisfied over four years The performance-based conditions, other than with respect to the CEO Performance Award discussed in Note 6. Stock Based Compensation, are satisfied upon the occurrence of a qualifying event, defined as the earlier of (i) the closing of certain specific liquidation or change in control transactions, or (ii) an IPO. The Company records stock-based compensation expense for performance-based equity awards such as RSUs, SVAs, and stock options on an accelerated attribution method over the requisite service period, which is generally four years, and only if performance-based conditions are considered probable to be satisfied. Upon completion of the IPO, the Company recorded a cumulative one-time stock-based compensation expense determined using the grant-date fair values. Stock-based compensation related to remaining time-based service after the qualifying event is recorded over the remaining requisite service period. For performance-based RSUs and SVAs, the Company determines the grant-date fair value as the fair value of the Company’s common stock on the grant date.
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
Employee Stock Purchase Plan ("ESPP")
The Company recognizes stock-based expense related to shares issued pursuant to the ESPP on a straight-line basis over the offering period. The ESPP provides for six-month offering periods. The ESPP allows eligible employees to purchase shares of Class A common stock at a 15% discount on the lower of our stock price on either (i) the offering period beginning date or (ii) the purchase date. No employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of Class A common stock based on the fair market value per share of Class A common stock at the beginning of an offering for each calendar year such purchase right is outstanding or 1,500 shares. The Company estimates the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option-pricing model. Volatility is determined over an expected term of six months based on the Company's historical volatility. The expected term is estimated based on the contractual term.

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
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted the guidance as of January 1, 2021 with no material impact to the Financial Statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes, for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The Company adopted ASU 2019-12 in the first quarter of 2021 and the adoption had no material impact to the Financial Statements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases as modified by subsequently issued ASUs 2018-01, 2018-10 and 2018-11. The core principle of the ASU improves transparency and comparability related to the accounting and reporting of leasing arrangements, including balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months, among other changes.
For the Company, the effective date of these ASUs is for fiscal years beginning after December 15, 2021 and early adoption is permitted. The Company has elected not to early adopt these ASUs and plans to elect the modified retrospective application by recording a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, the Company expects to avail itself of the package of practical expedients allowing the Company to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) the initial direct costs for any existing leases. The Company anticipates recognizing material right-of-use assets and related liabilities upon adoption.
Note 2. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Certificates of deposit	$279,279	$279,279	$—	$—
Total	$279,279	$279,279	$—	$—
Liabilities:
Warrants liability	$42,452	$—	$—	$42,452
Total	$42,452	$—	$—	$42,452

	As of September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Certificates of deposit	$—	$—	$—	$—
Money market funds	1,147,989	1,147,989	—	—
Total	$1,147,989	$1,147,989	$—	$—

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
In February and March 2021, Traton SE (“Traton”) and Navistar, Inc. (“Navistar”) exercised warrants to purchase 4,331,644 and 9,477,073 shares of Series E-2 and Series E redeemable convertible preferred stock at an exercise price of $11.31 and $14.14, resulting in proceeds of $49.0 million and $134.0 million, respectively. Immediately prior to their exercise, the fair value of the warrants liability was remeasured using the Black-Scholes model. The warrants exercised by Traton represented only a portion of their total and the unexercised warrants expired as of the exercise date. As of September 30, 2021, there were no warrants outstanding. Refer to Note 5. Redeemable Convertible Preferred Stock, Preferred Stock Warrants, and Stockholders’ Equity for further information.
The Company used the following assumptions in the model:

	As of
	December 31, 2020	February 26, 2021	March 19, 2021
Discount for lack of marketability	9.00% - 30.00%	—	—
Fair value of underlying securities	$14.14	$40.00	$40.00
Expected volatility	53.90% - 76.90%	62.95%	60.85%
Expected term (in years)	0.33 - 1.91	1.76	0.79
Risk-free interest rate	0.10% - 0.13%	0.14%	0.08%
The following table sets forth a summary of the changes in the estimated fair value of the Company’s warrants liability (in thousands):

Balance as of December 31, 2020	$42,452
Change in fair value of warrants	326,900
Exercises during the period	(369,352)
Balance as of September 30, 2021	$—
Note 3. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net as of December 31, 2020 and September 30, 2021, was as follows (in thousands):

	As of
	December 31, 2020	September 30, 2021
Electronic equipment	$11,429	$12,396
Office and other equipment	6,152	8,975
Vehicles	12,775	16,369
Leasehold improvements	7,340	10,542
Construction in progress	225	2,985
Property and equipment, gross	37,921	51,267
Accumulated depreciation and amortization	(15,805)	(21,848)
Property and equipment, net	$22,116	$29,419

Depreciation and amortization expense was $1.8 million and $5.6 million for the three and nine months ended September 30, 2020, respectively, and $2.3 million and $6.7 million for the three and nine months ended September 30, 2021, respectively.
As of December 31, 2020 and September 30, 2021, property and equipment financed under capital leases was $4.6 million and $4.2 million, net of accumulated amortization of $1.8 million and $2.3 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2020 and September 30, 2021 were as follows (in thousands):

	As of
	December 31, 2020	September 30, 2021
Accrued payroll	$11,941	$24,604
Accrued professional fees	7,865	3,254
Other	3,155	5,248
Accrued expenses and other current liabilities	$22,961	$33,106
Note 4. Commitments and Contingencies
Lease Commitments
The Company has entered into various noncancelable operating leases for its facilities with various expiry dates through 2033.
Future minimum lease payments for non-cancelable operating and capital leases as of September 30, 2021 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Leases
Remainder of 2021	$1,746	$341
2022	6,950	1,253
2023	7,136	978
2024	4,870	963
2025	3,418	1,761
Thereafter	21,193	—
Total minimum lease payments	$45,313	5,296
Amount representing interest		(1,455)
Present value of minimum lease payments		$3,841
Rental expenses amounted to $1.5 million and $3.9 million for the three and nine months ended September 30, 2020, respectively, and $1.6 million and $4.3 million for the three and nine months ended September 30, 2021, respectively.
Joint Development Agreement
In April 2020, the Company entered into a Development Agreement (“DA”) with Scania relating to a hub-to-hub pilot program using Scania vehicles and the Company’s autonomous technology in northern Europe. Under the DA, each party will fund its own costs related to the program. There are no reimbursements paid between the parties and there are no spending floors included within the DA. Upon successful completion of the development activities, the parties intend to set up a long-term cooperation agreement covering development, maintenance, operation, and sales of self-driving systems on a global scale. The terms and conditions of such arrangement will be negotiated by the parties and included in a separate agreement.

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
As of September 30, 2021, expenses incurred to-date by Navistar for reimbursement under the JDA are $10.0 million.
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
Post-Employment Agreements
The Company has entered into post-employment agreements with former employees under which the Company is required to pay additional compensation upon the occurrence of an IPO or Sale Event (as such terms are defined in the post-employment agreements). Since the Company’s IPO, $4.3 million has been paid to said former employees and recorded within operating expenses as of September 30, 2021 pursuant to such post-employment agreements.
Litigation and Legal Proceedings
The Company is not currently a party to any pending material litigation or other legal proceeding or claims.
Note 5. Redeemable Convertible Preferred Stock, Preferred Stock Warrants, and Stockholders’ Equity
Redeemable Convertible Preferred Stock
In January 2021, the Company issued 4,650,999 shares of Series E redeemable convertible preferred stock at $14.14 per share for aggregate proceeds of $61.6 million, net of issuance costs of $4.1 million. The shares of Series E redeemable convertible preferred stock were accreted to redemption value immediately upon issuance and $4.1 million of accretion was recorded within additional paid-in capital within the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit).
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
Upon the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 120,534,419 shares of common stock. As of September 30, 2021, there were no shares of the Company’s preferred stock issued and outstanding.
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
2021 Equity Incentive Plan
In March 2021, the board of directors adopted the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective upon its approval by the board of directors, but for which no awards were eligible to be granted prior to the Company’s IPO in April 2021. The 2021 Plan provides for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, and RSUs to the Company’s employees, directors, and consultants. The number of shares of the Company’s Class A common stock reserved for issuance under the 2021 Plan is 20,134,146 plus up to 19,892,067 shares of Class A common stock subject to awards under the Company’s 2017 Plan. In the event that the aggregate number of shares of Class A common stock that are available for issuance under the 2021 Plan as of the last day of a fiscal year is less than 5% of the Company's fully-diluted capitalization, then for the duration of the 2021 Plan, on the first day of each fiscal year of the Company thereafter, the number of shares of Class A common stock available for issuance under the 2021 Plan will automatically increase by either (i) 2.5% of the Company’s fully-diluted capitalization as of the last day of the immediately preceding fiscal year or (ii) such other amount as determined by the board of directors.
2021 Employee Stock Purchase Plan
In March 2021, the board of directors adopted the 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which became effective upon the Company's IPO in April 2021. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 2,013,414 shares of the Company's Class A common stock have been reserved for future issuance under the 2021 ESPP, subject to annual increases authorized by the board of directors; however, the aggregate number of shares of Class A common stock that may be approved for issuance under the 2021 ESPP in any given fiscal year may not exceed 1% of the total number of shares of common stock issued and outstanding on the last business day of the prior fiscal year.
The stock-based compensation expense recognized for the 2021 ESPP was $0.2 million during the three and nine months ended September 30, 2021. During the periods ended December 31, 2020 and September 30, 2021, no shares were purchased under the 2021 ESPP.
As of September 30, 2021, unrecognized stock-based compensation expense related to the 2021 ESPP was $0.8 million, which is expected to be recognized over a weighted-average period of 0.4 years.
The estimated grant-date fair value of the ESPP purchase rights was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Risk-free interest rate	0.06%	0.06%
Expected volatility	97.10%	97.10%
Expected term (in years)	0.50	0.50
Fair value of common stock	$44.39	$44.39

Stock Options
A summary of the stock option activity, including the CEO Performance Award, for the nine months ended September 30, 2021 is as follows (in thousands, except share amounts, per share amounts, and years):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	13,295,497	$1.29	7.99	$97,986
Granted	3,717,968	$22.22
Exercised	(244,264)	$3.20
Cancelled/Forfeited	(749,962)	$1.11
Outstanding at September 30, 2021	16,019,239	$6.13	7.66	$507,736
Vested and exercisable at September 30, 2021	9,514,873	$0.55	6.50	$348,041
As of September 30, 2021, there was $97.9 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average service period of 3.41 years.
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
The estimated grant-date fair value of the Company’s stock-based option awards was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Risk-free interest rate	0.21% - 0.31%	0.86% - 0.95%	0.21% - 0.44%	0.33% - 1.04%
Expected volatility	60.00%	50.00%	60.00%	50.00%
Expected term (in years)	5.00 - 6.06	6.16	5.00 - 6.06	4.05 - 6.22
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
As of September 30, 2021, there was a total of $27.2 million unrecognized stock-based compensation expense for the operational milestones that were considered probable to achieve which will be recognized over a period of 3.17 years. For the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense of $2.2 million and $5.0 million, respectively, related to the CEO Performance Award.

RSUs
The following table summarizes the activity related to RSUs for the nine months ended September 30, 2021:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value per Share
Unvested and outstanding at December 31, 2020	1,100,000	$14.14
Granted	4,905,295	$50.77
Vested	(931,588)	$19.44
Cancelled	(11,928)	$45.43
Unvested and outstanding at September 30, 2021	5,061,779	$48.58
Vested and outstanding at September 30, 2021	142,153	$38.19
SVAs
The following table summarizes the activity related to SVAs for the nine months ended September 30, 2021:

	SVAs Outstanding	Weighted-Average Grant Date Fair Value per Share
Unvested and outstanding at December 31, 2020	3,653,146	$3.20
Vested	(2,981,349)	$3.08
Cancelled	(260,718)	$5.84
Unvested and outstanding at September 30, 2021	411,079	$4.75
Vested and outstanding at September 30, 2021	—	$—
As of September 30, 2021, there was $225.4 million of unrecognized stock-based compensation expense related to RSUs and SVAs, which is expected to be recognized over a weighted-average service period of 3.18 years.
Upon the Company’s IPO, the Company recognized $23.8 million of stock-based compensation expense relating to RSUs and SVAs for which the time-based vesting condition has been satisfied or partially satisfied on that date and for which the performance condition was satisfied upon the occurrence of the IPO.
Early Exercise of Common Stock Options
The Company’s board of directors authorized certain stock option holders to exercise unvested options to purchase shares of Class A common stock. Shares of Class A common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to repurchase in the event of the optionee’s termination of service, at the original issuance price, until the options are fully vested. As of September 30, 2021, 45,000 shares of Class A common stock were subject to repurchase at a weighted-average price of $4.20 per share. The cash proceeds received for unvested shares of common stock recorded within accrued expenses and other current liabilities in the condensed consolidated balance sheets were $0.2 million as of September 30, 2021.
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Research and development	$402	$22,382	$547	$49,520
Sales and marketing	2	101	2	652
General and administrative	7,241	9,599	8,776	40,708
Total stock-based compensation expense	$7,645	$32,082	$9,325	$90,880

Upon the Company’s IPO, a one-time stock-based compensation expense of $42.6 million was incurred for the nine months ended September 30, 2021, relating to awards for which the time-based vesting condition has been satisfied or partially satisfied on that date and for which the performance condition was satisfied upon the occurrence of the IPO.
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
The Company’s effective tax rate was 0% for the nine months ended September 30, 2021, which is lower than the U.S. federal rate of 21% and was primarily due to valuation allowances recorded on current year losses. As of September 30, 2021, the Company continues to maintain a full valuation allowance against its U.S. and foreign net deferred tax assets due to significant negative evidence, including cumulative losses in the most recent three-year period and the Company’s assessment that it is not more likely than not that the net deferred tax assets will be realized.
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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Numerator:
Net loss	$(89,452)	$(115,490)	$(143,297)	$(617,179)
Less: Accretion of redeemable convertible preferred stock	(11,943)	—	(11,943)	(4,135)
Net loss attributable to common stockholders, basic and diluted	$(101,395)	$(115,490)	$(155,240)	$(621,314)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	58,606,231	212,802,379	57,584,574	152,469,098
Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(1.73)	$(0.54)	$(2.70)	$(4.08)

The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or because issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	As of September 30,
	2020	2021
Redeemable convertible preferred stock	76,788,483	—
Options to purchase common stock	9,760,857	16,019,239
RSUs subject to future vesting	—	5,061,779
SVAs subject to future vesting	3,500,815	411,079
Early exercised options subject to future vesting*	1,062,500	45,000
Total	91,112,655	21,537,097
*Refer to Note 6. Stock-Based Compensation for further detail.
Note 9. Related Party Transactions
At December 31, 2020, the Company had short-term, unsecured, interest free loans outstanding of approximately $0.6 million due to its executive chairman and approximately $3.7 million due to Jinzhuo Hengbang Technology (Beijing) Co., Ltd. (“Jinzhuo Hengbang”), an affiliated company of Sina Corporation, the ultimate parent company of one of the Company’s investors. Additionally, the Company paid a guarantee deposit of $3.7 million to Sina Corporation in connection with the loans borrowed by the Company from Jinzhuo Hengbang, which was outstanding at December 31, 2020. During the nine months ended September 30, 2021, the Company paid off these loans in their entirety, and received a refund of the guarantee deposit paid to Sina Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus (the “Prospectus”) filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on April 16, 2021. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
•Carrier-Owned Capacity. Shippers, carriers, and railroads that prefer to own their fleet will be able to purchase our purpose-built L4 autonomous semi-truck from a semi-truck original equipment manufacturer (“OEM”) partner and subscribe to TuSimple Path—a comprehensive turnkey product to enable autonomous operations across our network. TuSimple Path includes features such as our on-board autonomous driving software, TuSimple Connect cloud-based autonomous operations oversight system, HD digital route mapping support, and emergency roadside assistance. Users will pay TuSimple a per mile, usage-based fee for access to TuSimple Path and benefit from lower overall freight costs with an expected payback period of less than one year on their upfront incremental capital investment to purchase our purpose-built L4 autonomous semi-trucks.
•TuSimple Capacity. Our fleet of purpose-built L4 autonomous semi-trucks, financed through third party fleet asset owners, will serve users that desire access to safe, reliable, low cost, and more environmentally friendly freight transportation without owning semi-truck assets. Users of TuSimple Capacity can range from relatively smaller users of freight logistics to large shippers, carriers, and railroads seeking to supplement their own captive fleet for incremental freight capacity. We will charge users of TuSimple Capacity a per mile rate to ship freight, which we expect will be at a meaningful discount to prevailing market freight rates. We believe that our competitive advantage in terms of pricing will be enabled by our anticipated cost structure, which is expected to be significantly lower than that of human-operated semi-trucks. Users will benefit directly from lower shipping costs compared to conventional truck freight.
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

Coronavirus (“COVID-19”) Impact
The extensive impact of the pandemic caused by COVID-19 and the measures taken in response thereto has resulted and will likely continue to result in significant disruption to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, a number of countries, states, counties and other jurisdictions have imposed, and may impose in the future, various measures, including but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, limitations on gatherings of people, reduced operations, extended closures of businesses and vaccine requirements.
The COVID-19 pandemic and measures to prevent its spread have had the following impact on our business:
•Our Workforce. Employee health and safety is our priority. In response to COVID-19, we established new protocols to help protect the health and safety of our workforce. We will continue to stay up-to-date and follow county and CDC guidelines regarding requirements for a healthy work environment.
•Operations and Supply Chain. As a result of COVID-19, we experienced some delays in our supply chains which temporarily limited our ability to outfit semi-trucks with key components during the second quarter of 2020; however, we have not experienced material disruptions in our shipping activity or in our ability to continue developing our AFN to date. In the future, we may experience supply chain disruptions from third party suppliers and any such supply chain disruptions could cause delays in our development timelines. We will continue to monitor the situation for any potential adverse impacts and execute appropriate countermeasures, as necessary.
While we have not experienced significant disruptions to our business due to the COVID-19 pandemic to date, the broader and long-term implications of the COVID-19 pandemic, and the measures taken in response thereto, on our workforce, operations and supply chain, user demand, results of operations, and overall financial performance remain uncertain.
See “Risk Factors” for further discussion of the possible impact of COVID-19 on our business.
Key Factors Affecting Our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those set forth in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.
Driver-Out Pilot Program
Development of our L4 autonomous semi-truck technology continues to progress and we continue to move towards the launch of our Driver-Out Pilot Program. We are currently verifying the safety case prior to launch. The safety case verification process is multifaceted to mitigate the risk inherent in the system and includes proper testing, verification, validation of various software and hardware modules, and validation that our risk management system will identify issues and signs of degradation from both software and hardware to help the system react appropriately to risk events. The safety case also includes what we expect to be the final on-road validation of the pilot with safety drivers on board. Upon successful completion, we will start our Driver-Out runs, which we expect to conduct on open public roads, both on surface streets and highways in the U.S., primarily on hub-to-hub routes on a major freight corridor along I-10 in the State of Arizona. The Driver-Out runs are expected to begin by year end and their successful completion is expected to be a key milestone towards full commercialization of our L4 autonomous semi-truck technology.
Full Commercialization of our AFN at Scale
We have achieved approximately 5.4 million cumulative road miles driven by our autonomous fleet to date, consisting of all miles driven by our testing fleet globally, either in autonomous mode or data collection mode, and recorded approximately 945,000 revenue miles from our freight capacity services during the three months ended September 30, 2021. Prior to full commercialization of our AFN at scale, we must increase the number of users, grow our network of terminals, expand our high definition digital mapped routes, increase the number of purpose-built L4 autonomous semi-trucks and achieve several research and development milestones. While our purpose-built L4 autonomous semi-trucks are not yet commercially available, we have received significant interest from potential users, with 6,875 reservations as of September 30, 2021. Additionally, we continue to grow our database of HD digital maps of freight corridors and surface streets with approximately 9,900 mapped miles as of September 30, 2021. Due to the fixed costs associated with operating our AFN, including labor for operating terminals, autonomous operations oversight systems, and maintaining our purpose-built L4 autonomous semi-trucks, we expect our gross margins to improve as more users are added to our AFN and as we achieve economies of scale. Until we can generate sufficient additional revenue from our AFN, we expect to finance our operations through equity and/or debt financings. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts.

Continued Investment in R&D and Innovation
We believe that we are the industry-leading autonomous truck company with the most efficient and reliable autonomous trucking technologies and an unmatched product and service offering. Our financial performance will be significantly dependent on our ability to maintain this leading position. We expect to incur substantial and increasing research and development expenses and stock-based compensation expenses as a result. As evidenced by our 357 issued patents as of September 30, 2021, we develop most of our key technologies in-house to achieve a rapid pace of innovation. Accordingly, we dedicate significant resources towards research and development and invest heavily in recruiting talent, especially for software developers and engineers with high levels of experience in artificial intelligence and designing and developing autonomous driving related algorithms. Our research and development staff totaled approximately 1,000 full-time employees and accounted for approximately 77% of our approximately 1,300 total full-time employees as of September 30, 2021. We will continue to recruit and retain talented software developers and engineers to grow our strength in our key technologies. We expect to incur additional stock-based compensation expenses as we support our growth and status as a publicly traded company. We expect our strategic focus on innovations will further solidify our leadership position.
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
Investment in Sales. General and Administrative Activities
As we continue to grow we expect to increase our investments in sales, general and administrative activities and functions, including real estate and facilities, information technology, human resources, legal, finance, and marketing.
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
Sales and Marketing
Sales and marketing costs consist primarily of personnel-related expenses associated with our sales and marketing activities, advertising expenses, sponsorship, public relations, and other related marketing activities. Although we incurred limited sales and marketing expenses in the nine months ended September 30, 2020 and 2021, we expect that our sales and marketing expenses will increase in absolute dollars from period to period as we further scale our AFN, educate market participants on the benefits of autonomous trucking and our autonomous trucking solutions, hire additional sales and marketing personnel, increase our marketing activities, grow our domestic and international operations, and build brand awareness.

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
Change in Fair Value of Warrants Liability
The change in the fair value of warrants liability consists of the net changes in the fair value of our outstanding warrants to purchase redeemable convertible preferred stock that are remeasured at the end of each reporting period and upon their exercise. All outstanding warrants were exercised or expired during the nine months ended September 30, 2021, and we recorded one final remeasurement at fair value as of the exercise date.
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

Results of Operations
The following table sets forth our condensed consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue	$584	$1,785	$1,106	$4,211
Costs and expenses:
Cost of revenue	1,330	3,487	2,958	8,715
Research and development (1)	60,041	84,506	100,202	204,774
Sales and marketing (1)	459	910	1,139	2,629
General and administrative (1)	15,271	28,831	27,204	83,537
Total costs and expenses	77,101	117,734	131,503	299,655
Loss from operations	(76,517)	(115,949)	(130,397)	(295,444)
Change in fair value of warrants liability	(970)	—	(970)	(326,900)
Gain on loan extinguishment	—	—	—	4,183
Other income (expense), net	(116)	459	(81)	982
Loss before provision for income taxes	(89,452)	(115,490)	(143,297)	(617,179)
Provision for income taxes	—	—	—	—
Net loss	(89,452)	(115,490)	(143,297)	(617,179)
Accretion of redeemable convertible preferred stock	(11,943)	—	(11,943)	(4,135)
Net loss attributable to common stockholders	$(101,395)	$(115,490)	$(155,240)	$(621,314)

(1)	Includes stock-based compensation expense as follows (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Research and development	$402	$22,382	$547	$49,520
General and administrative	7,241	9,599	8,776	40,708
Sales and marketing	2	101	2	652
Total stock-based compensation expense	$7,645	$32,082	$9,325	$90,880
Upon the Company’s IPO, a one-time stock-based compensation expense of $42.6 million was incurred for the nine months ended September 30, 2021 relating to awards for which the time-based vesting condition has been satisfied or partially satisfied on that date and for which the performance condition was satisfied upon the occurrence of the IPO.
Comparison of the Three and Nine Months Ended September 30, 2020 and 2021
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2021	% Change	2020	2021	% Change

	($ in thousands)			($ in thousands)
Revenue	$584	$1,785	206%	$1,106	$4,211	281%

Three Months Ended September 30, 2021 Compared with the Same Period in 2020
Revenue increased by $1.2 million, or 206%, from $0.6 million for the three months ended September 30, 2020 to $1.8 million for the three months ended September 30, 2021, due to growth in our U.S. business from an increase in paid miles through increased commercial utilization of TuSimple fleets and partners' fleets (brokerage) that supplement our capacity and increases in our rate per mile charged. During the three months ended September 30, 2021, we expanded our revenue-miles by 149% from the same period in the prior year as a result of expanded routes and commercial partnerships.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
Revenue increased by $3.1 million, or 281%, from $1.1 million for the nine months ended September 30, 2020 to $4.2 million for the nine months ended September 30, 2021, primarily due to growth in our U.S. business from an increase in paid miles through increased commercial utilization of TuSimple fleets and partners' fleets (brokerage) that supplement our capacity and increases in our rate per mile charged. During the nine months ended September 30, 2021, we expanded our revenue-miles by 218% from the same period in the prior year as a result of expanded routes and commercial partnerships.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2021	% Change	2020	2021	% Change

	($ in thousands)			($ in thousands)
Cost of revenue	$1,330	$3,487	162%	$2,958	$8,715	195%
Three Months Ended September 30, 2021 Compared with the Same Period in 2020
Cost of revenue increased by $2.2 million, or 162%, from $1.3 million for the three months ended September 30, 2020 to $3.5 million for the three months ended September 30, 2021, primarily due to increased operating costs associated with the generation of revenue. Gross loss margin for the three months ended September 30, 2021 was 95%, an improvement from the gross loss margin for the three months ended September 30, 2020 of 128%. This improvement is a result of increased revenue-miles per truck, improved leverage through better fixed cost utilization, and an increase in the number of semi-trucks in our TuSimple fleet.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
Cost of revenue increased by $5.8 million, or 195%, from $3.0 million for the nine months ended September 30, 2020 to $8.7 million for the nine months ended September 30, 2021, primarily due to increased operating costs associated with the generation of revenue. Gross loss margin for the nine months ended September 30, 2021 was 107%, an improvement from the gross loss margin for the nine months ended September 30, 2020 of 167%. This improvement is a result of increased revenue-miles per truck, improved leverage through better fixed cost utilization, and an increase in the number of semi-trucks in our TuSimple fleet.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2021	% Change	2020	2021	% Change

	($ in thousands)			($ in thousands)
Research and development	$60,041	$84,506	41%	$100,202	$204,774	104%

Three Months Ended September 30, 2021 Compared with the Same Period in 2020
Research and development expenses increased by $24.5 million, or 41%, from $60.0 million for the three months ended September 30, 2020 to $84.5 million for the three months ended September 30, 2021. The increase was primarily attributable to an increase of $46.4 million in personnel-related costs, mainly driven by an increase in employee headcount in the ordinary course of business and increased stock-based compensation expense of $22.0 million, an increase of $4.0 million in equipment, supplies, and materials, an increase of $2.4 million in depreciation and allocated facility costs, driven by an increase in headcount and expansion of our facilities, an increase of $2.3 million in research and development costs incurred under our joint development agreements, and an increase of $1.7 million in vehicle and equipment-related costs, mainly driven by an increase in the number of semi-trucks in our fleet. These increased costs were partially offset by a one-time, non-cash charge of $32.3 million related to the excess fair value of redeemable convertible preferred stock warrants issued over the cash proceeds received in conjunction with the issuance of shares of Series D-1 redeemable convertible preferred stock and redeemable convertible preferred stock warrants to Traton SE recorded in the three months ended September 30, 2020. There were no such warrants outstanding during the three months ended September 30, 2021.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
Research and development expenses increased by $104.6 million, or 104%, from $100.2 million for the nine months ended September 30, 2020 to $204.8 million for the nine months ended September 30, 2021. The increase was primarily attributable to an increase of $106.9 million in personnel-related costs, mainly driven by an increase in employee headcount in the ordinary course of business and increased stock-based compensation expense of $49.0 million. The stock-based compensation expense for this period includes a one-time charge of $22.1 million incurred in connection with the IPO, with the remaining increase due to time-based vesting and additional grants during the period. The remainder of the increase in research and development expenses for the period was primarily driven by an increase of $11.1 million in research and development costs incurred under our joint development agreements, an increase of $7.9 million in depreciation and allocated facility costs, driven by an increase in headcount and expansion of our facilities, an increase of $7.2 million in equipment, supplies, and materials, and an increase of $3.9 million in vehicle and equipment-related costs, mainly driven by an increase in the number of semi-trucks in our fleet. These increased costs were partially offset by a one-time, non-cash charge of $32.3 million related to the excess fair value of redeemable convertible preferred stock warrants issued over the cash proceeds received in conjunction with the issuance of shares of Series D-1 redeemable convertible preferred stock and redeemable convertible preferred stock warrants to Traton SE recorded in the nine months ended September 30, 2020. There were no such warrants outstanding during the nine months ended September 30, 2021
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2021	% Change	2020	2021	% Change

	($ in thousands)			($ in thousands)
Sales and marketing	$459	$910	98%	$1,139	$2,629	131%
Three Months Ended September 30, 2021 Compared with the Same Period in 2020
Sales and marketing expenses increased by $0.4 million, or 98%, from $0.5 million for the three months ended September 30, 2020 to $0.9 million for the three months ended September 30, 2021. The increase was primarily attributable to an increase in business development, public relations, and marketing consulting services incurred for continuation of investments in the TuSimple brand.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
Sales and marketing expenses increased by $1.5 million, or 131%, from $1.1 million for the nine months ended September 30, 2020 to $2.6 million for the nine months ended September 30, 2021. The increase was primarily attributable to an increase in business development, public relations, and marketing consulting services incurred in connection with the IPO and the subsequent continuation of investments in the TuSimple brand.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2021	% Change	2020	2021	% Change

	($ in thousands)			($ in thousands)
General and administrative	$15,271	$28,831	89%	$27,204	$83,537	207%
Three Months Ended September 30, 2021 Compared with the Same Period in 2020
General and administrative expenses increased by $13.6 million, or 89%, from $15.3 million for the three months ended September 30, 2020 to $28.8 million for the three months ended September 30, 2021. The increase was primarily attributable to an increase of $7.2 million in personnel-related costs, mainly driven by an increase in employee headcount in the ordinary course of business and increased stock-based compensation expense of $2.4 million, an increase of $4.5 million in office and facility-related costs, driven primarily by the acquisition of director and officer insurance appropriate for public companies, and an increase of $1.1 million in legal, accounting and other professional services, driven mainly by increased usage of professional service firms to prepare for public company reporting and other complex matters.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
General and administrative expenses increased by $56.3 million, or 207%, from $27.2 million for the nine months ended September 30, 2020 to $83.5 million for the nine months ended September 30, 2021. The increase was primarily attributable to an increase of $42.2 million in personnel-related costs, mainly driven by an increase in employee headcount in the ordinary course of business and increased stock-based compensation expense of $31.9 million. The stock-based compensation expense for this period includes a one-time charge of $20.2 million incurred in connection with the IPO, with the remaining increase due to time-based vesting and additional grants in the period. The remainder of the increase in general and administrative expenses for the period was primarily driven by an increase of $7.7 million in office and facility-related costs, driven by the acquisition of director and officer insurance appropriate for public companies and the expansion of facility and operations, and an increase of $3.2 million in legal, accounting and other professional services, driven mainly by increased usage of professional service firms to prepare for public company reporting and other complex matters.
Change in Fair Value of Warrants Liability

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2021	% Change	2020	2021	% Change

	($ in thousands)			($ in thousands)
Change in fair value of warrants liability	$(970)	$—	*	$(970)	(326,900)	*
* Percentage not meaningful
Three and Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
Loss from the change in fair value of warrants liability of $1.0 million for the three and nine months ended September 30, 2020 was driven by the remeasurement of redeemable convertible preferred stock warrants at fair value. The loss of $326.9 million for the nine months ended September 30, 2021 was driven by the same remeasurement, immediately prior to their exercise dates during the period. There were no such warrants outstanding during the three months ended September 30, 2021.
Gain on Loan Extinguishment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2021	% Change	2020	2021	% Change

	($ in thousands)			($ in thousands)
Gain on loan extinguishment	$—	$—	*	$—	$4,183	*
* Percentage not meaningful

Three and Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
Gain on loan extinguishment of $4.2 million for the nine months ended September 30, 2021 was driven by the forgiveness of the PPP loan by the lender.
Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2021	% Change	2020	2021	% Change

	($ in thousands)			($ in thousands)
Other income (expense), net	$(116)	$459	*	$(81)	$982	*
* Percentage not meaningful
Three Months Ended September 30, 2021 Compared with the Same Period in 2020
Other income, net increased by $0.6 million, from a loss of $0.1 million for the three months ended September 30, 2020 to income of $0.5 million for the three months ended September 30, 2021. The increase was primarily attributable to an increase in interest income earned on cash and cash equivalents.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
Other income, net increased by $1.1 million, from a loss of $0.1 million for the nine months ended September 30, 2020 to income of $1.0 million for the nine months ended September 30, 2021. The increase was primarily attributable to an increase in interest income earned on cash and cash equivalents.
Liquidity and Capital Resources
We have financed our operations primarily through the sale of capital stock, which has historically been sufficient to meet our working capital and capital expenditure requirements. As of September 30, 2021, our principal sources of liquidity were $1.4 billion of cash and cash equivalents, exclusive of restricted cash of $1.5 million. In April 2021, we closed our IPO and concurrent private placement, resulting in net proceeds of $1.0 billion and $35.0 million, respectively. Cash and cash equivalents consist primarily of cash on deposit with banks, certificates of deposit, and money market funds. Based on our current operating plan, we believe that the net proceeds from our IPO and concurrent private placement, together with our existing cash and cash equivalents and anticipated cash generated from sales of our services, will be sufficient to meet our anticipated cash needs for at least the next 12 months.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2021
Net cash (used in) provided by:
Operating activities	$(64,784)	$(186,365)
Investing activities	$(2,910)	$(12,420)
Financing activities	$73,568	$1,300,013
Operating Activities
Net cash used in operating activities was $64.8 million and $186.4 million for the nine months ended September 30, 2020 and 2021, respectively. The increase was primarily due to an increase in net losses and working capital as we continue to operate, develop, and expand our AFN and L4 autonomous semi-truck technology, grow our research and development and general support personnel, and incur incremental expenses associated with being a public company.
Investing Activities
Net cash used in investing activities was $2.9 million and $12.4 million for the nine months ended September 30, 2020 and 2021, respectively, as we continue to invest in technological assets and equipment to expand our AFN.
Financing Activities
Net cash provided by financing activities was $73.6 million and $1.3 billion for the nine months ended September 30, 2020 and 2021, respectively. The increase was driven primarily by the net proceeds from the sale of Class A common stock in our IPO and concurrent private placement of approximately $1.0 billion, net of issuance costs, proceeds from the exercise of warrants for redeemable convertible preferred stock of $183.0 million, and proceeds from the issuance of redeemable convertible preferred stock of $54.7 million, net of offering costs.
Commitments and Contractual Obligations
At September 30, 2021, there were future minimum lease payments of $5.3 million and $45.3 million for capital and operating leases, respectively.
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

CFIUS has 45 days from the date of acceptance of our joint notice to complete its review of the 2017 Transaction, after which CFIUS could (i) conclude that the 2017 Transaction is not a covered transaction subject to CFIUS jurisdiction, (ii) clear the 2017 Transaction by concluding that it presents no unresolved national security concerns, or (iii) initiate a 45-day investigation of the 2017 Transaction. It is not uncommon for CFIUS to initiate the 45-day investigation period, and if such an action is taken in our case, it would not indicate one way or the other whether CFIUS will eventually identify a national security concern with the 2017 Transaction. At the conclusion of the investigation period, if CFIUS determines to clear the 2017 Transaction, it may require the parties to enter into an agreement to mitigate any unresolved national security concerns as a condition to clearance. To date, CFIUS has not advised the parties of any final determinations. Although we cannot predict the outcome of the CFIUS review at this time, we continue to cooperate fully with the Committee. We believe that we are moving closer to resolution, but have not yet reached a definitive outcome of the process as of this date.
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

Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is the local currency or U.S. dollar depending on the nature of the subsidiaries’ activities. Foreign currency transactions recognized in the condensed consolidated statements of operations are converted to the functional currency by applying the exchange rate prevailing on the date of the transaction. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. During the three months ended September 30, 2021, the foreign currency translation adjustment recorded to other comprehensive loss was $0.1 million. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2021. As the impact of foreign currency exchange rates has not been material to our condensed consolidated financial statements, we have not engaged in any foreign currency hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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
Item 1A. Risk Factors.
Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the accompanying notes, included elsewhere in this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity, results of operations, and the market price of our Class A common stock.
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
We currently operate on our Autonomous Freight Network (“AFN”) Level 4 (“L4”) autonomous semi-trucks equipped with our autonomous driving technology. We also partner with OEMs, such as Navistar and Traton, that are seeking to manufacture purpose-built L4 autonomous semi-trucks capable of incorporating our autonomous driving technology, and may in the future partner with other OEMs. In addition to OEMs, we depend on other third parties, such as ZF Group, Knorr-Bremse, and Nvidia, to produce components for our L4 autonomous semi-trucks. The timely development and performance of our autonomous driving programs is dependent on the materials, cooperation, and quality delivered by our partners. Further, we do not control technology for serial production, such as brakes, gear shifting, and steering. There can be no assurance that those applications can be developed and validated at the high reliability standard required for L4 autonomous driving in a cost-effective and timely manner. Our dependence on these relationships exposes us to the risk that components manufactured by OEMs or other suppliers could contain defects that would cause our autonomous driving technology to not operate as intended.
Although we believe that our algorithms, data analysis and processing, and artificial intelligence technology are promising, we cannot assure you that our technology will achieve the necessary reliability for L4 autonomy at commercial scale. For example, we are still improving our technology in terms of handling non-compliant driving behavior by other cars on the road and low reflectivity objects and performing in extreme weather conditions, such as snow or heavy fog. There can be no assurance that our data analytics and artificial intelligence can predict every single potential issue that may arise during the operation of our L4 autonomous semi-trucks. Moreover, although the initial results of the recent 10-week, 80,000 mile telematics study involving our L4 autonomous semi-trucks indicate that our L4 trucks reduce certain industry standard harsh driving events, there is no assurance that future results from the same study or from similar studies will yield materially similar results.

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
You should consider our business and prospects in light of the risks and challenges we face as a new entrant into a novel industry, including, among other things, with respect to our ability to:
•navigate an evolving and complex regulatory environment;
•design, outfit, and produce safe, reliable, and quality L4 autonomous semi-trucks with our partners on an ongoing basis;
•successfully produce with OEM partners a line of purpose-built L4 autonomous semi-trucks on the timeline we estimate;
•improve and enhance our software and autonomous technology;
•establish and expand our user base;
•successfully market our AFN and our other products and services;
•successfully initiate our driver-out pilot programs on the timeline we expect, or at all;
•achieve our driver-out milestones on the timeline expected;
•demonstrate the safety profile of our L4 autonomous semi-trucks in future studies;
•properly price our products and services;
•improve and maintain our operational efficiency;
•maintain a reliable, secure, high-performance, and scalable technology infrastructure;
•attract, retain, and motivate talented employees;
•anticipate and adapt to changing market conditions, including technological developments and changes in competitive landscape; and
•build a well-recognized and respected brand.
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
Our continued enhancement of our autonomous driving technology is and will be subject to risks, including with respect to:
•our ability to continue to enhance our data analytics and software technology;
•designing, developing, and securing necessary components on acceptable terms and in a timely manner;
•our ability to successfully complete our driver-out pilot programs;
•our ability to attract, recruit, hire, and train skilled employees; and
•our ability to enter into strategic relationships with key members in the trucking and freight transport industries, as well as component suppliers.
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
Further, even if we succeed in operating at commercial scale, because of the disruptive nature of our business to the freight transportation industry, key industry participants may not accept our AFN, may develop competing services or may otherwise seek to subvert our efforts. For example, autonomous semi-trucks might displace individual semi-truck drivers and small fleet owners. Labor unions may also raise concerns about autonomous semi-trucks displacing drivers or otherwise negatively affecting employment opportunities for their members, as has been the case in other industries that have been subject to automation. This has in the past resulted, and could in the future result, in negative publicity, lobbying efforts to U.S. local, state, and federal lawmaking authorities, or equivalent authorities in the foreign jurisdictions in which we seek to do business, to implement legislation or regulations that make it more difficult to operate our business or boycotts of us or our users. Any such occurrences could materially harm our future business.

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
Reservations for our purpose-built L4 autonomous semi-trucks are cancellable
As of September 30, 2021, we have accepted 6,875 reservations for our purpose-built L4 autonomous semi-truck. Until the customer enters into a purchase agreement for our purpose-built L4 autonomous semi-truck, which is within the discretion of the customer, the reservation can be canceled and the customer is entitled to a full refund of its deposit. We have not entered into purchase agreements with any of our customers that have reserved our purpose-built L4 autonomous semi-trucks.

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
We rely on third party suppliers and because some of the raw materials and key components in our products come from limited or sole sources of supply, we are susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain and could delay deliveries of our products to users.
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
We have not recognized a material amount of revenue to date and had an accumulated deficit of $1.0 billion as of September 30, 2021. We have developed and launched our AFN but there can be no assurance that it will be commercially successful at scale. Our potential profitability is dependent upon a number of factors, many of which are beyond our control.
We expect the rate at which we will incur losses to be significantly higher in future periods as we:
•design, develop, and manufacture purpose-built L4 autonomous semi-trucks with our OEM partners;
•seek to achieve and commercialize full L4 autonomy for our purpose-built L4 autonomous semi-trucks;

•seek to expand our AFN, on a nationwide basis in the United States and internationally;
•expand our design, development, maintenance, and repair capabilities;
•respond to competition in the autonomous driving market and from traditional freight transportation providers;
•respond to evolving regulatory developments in the nascent autonomous vehicle market;
•increase our sales and marketing activities;
•increase our headcount to accelerate our product launches and scale our network;
•increase our general and administrative functions to support the growth in our supply chain in connection with the mass production of L4 autonomous semi-trucks and for being a public reporting company.
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
We may raise these additional funds through the issuance of equity, equity-related, or debt securities. To the extent that we raise additional financing by issuing equity securities or convertible debt securities, our stockholders may experience substantial dilution, and to the extent we engage in debt financing, we may become subject to restrictive covenants that could limit our flexibility in conducting future business activities. Financial institutions may request credit enhancements such as third-party guarantees and pledges of equity interests in order to extend loans to us. We cannot be certain that additional funds will be available to us on attractive terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business, and prospects could be materially adversely affected.
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
We have recently experienced a period of rapid growth in our headcount and operations. Our number of full-time employees has increased significantly over the last few years, from approximately 130 employees as of January 1, 2018 to approximately 1,000 employees as of September 30, 2021. The recent rapid growth in our business has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, and financial resources, as well as our infrastructure. We plan to continue to expand our operations in the future. Our success will depend in part on our ability to manage this growth effectively and execute our business plan. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures.
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
Most of the members of our management team have limited experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our public company reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.
We may be subject to product liability or warranty claims that could result in significant direct or indirect costs, including reputational harm, increased insurance premiums, or the need to self insure, which could adversely affect our business and operating results.
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
Our L4 autonomous semi-trucks and, once production begins, our purpose-built L4 autonomous semi-trucks may contain defects in design and manufacture that may cause them not to perform as expected or may require repair. For example, our L4 autonomous semi-trucks currently use, and our purpose-built L4 autonomous semi-trucks are expected to use, a substantial amount of software to operate which will require modification and updates over the life of the vehicle. Software products are inherently complex and often contain defects and errors when first introduced. There can be no assurance that we will be able to detect and fix any defects in the semi-trucks’ hardware or software prior to commencing user sales or during the life of the trucks. Our purpose-built L4 autonomous semi-trucks may not perform consistent with users’ expectations or consistent with other trucks that may become available. Any product defects or any other failure of our purpose-built L4 autonomous semi-trucks to perform as expected could harm our reputation and ability to develop our AFN and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results, and prospects.
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
In the course of preparing our financial statements for the year ended December 31, 2020, we identified control deficiencies in the design and implementation of our internal control over financial reporting that constituted a material weakness. The material weakness had not been remediated as of September 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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
The COVID-19 pandemic has caused us to modify our business practices (such as employee travel plans and cancellation of physical participation in meetings, events, and conference), and we may take further actions as required by governmental authorities or that we determine are in the best interests of our employees, users, and business partners. It is possible that governmental authorities in the United States or elsewhere may impose a vaccination mandate that could require some or all of our employees, contractors, and other service providers to be vaccinated against COVID-19 while in the workplace, subject to limited exceptions. Any vaccination mandates adopted by governmental authorities are outside of our control, and, although we cannot predict the full impact of such vaccination requirements on our business and on any of our suppliers or business partners, we believe that vaccination mandates could adversely affect our operations. For example, if a vaccination requirement were implemented that prevented us from working with unvaccinated drivers, our ability to ship freight and our ability to continue testing our truck technology, including our driver-out pilot program, could be disrupted, which could potentially cause a material adverse impact on our business and results of operations, and we may not be able to mitigate the effects of such disruption in a timely manner through the engagement of replacement drivers or otherwise. In addition, the business and operations of our manufacturers, suppliers, and other business partners have also been adversely impacted by the COVID-19 pandemic and may be further adversely impacted in the future, which could result in delays in our ability to commercialize our autonomous trucking solutions.
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
To defend ourselves against any intellectual property claims brought by third parties, whether with or without merit, can be time-consuming and could result in substantial costs and a diversion of our resources. These claims and any resulting lawsuits, if resolved adversely to us, could subject us to significant liability for damages, impose temporary or permanent injunctions against our products, technologies or business operations, or invalidate or render unenforceable our intellectual property.
If our technology is determined to infringe a valid and enforceable patent, or if we wish to avoid potential intellectual property litigation on any alleged infringement, misappropriation, or other violation of third party intellectual property rights, we may be required to do one or more of the following: (i) cease development, sales, or use of our products that incorporate or use the asserted intellectual property right; (ii) obtain a license from the owner of the asserted intellectual property right, which may be unavailable on commercially reasonable terms, or at all, or which may be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us; (iii) pay substantial royalties or other damages; or (iv) redesign our technology or one or more aspects or systems of our L4 autonomous semi-trucks to avoid any infringement or allegations thereof. The aforementioned options sometimes may not be commercially feasible. Additionally, in our ordinary course of business, we agree to indemnify our users, partners, and other commercial counterparties for any infringement arising out of their use of our intellectual property, along with providing standard indemnification provisions, so we may face liability to our users, business partners, or third parties for indemnification or other remedies in the event that they are sued for infringement.
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
Filing, prosecuting, maintaining, defending, and enforcing patents and other intellectual property rights on our technology in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from using our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection or other intellectual property rights to develop their own products and may export otherwise infringing, misappropriating, or violating products to territories where we have patent or other intellectual property protection, but enforcement rights are not as strong as those in the United States. These products may compete with our technologies, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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
The costs of complying with safety regulations could increase as regulators impose more stringent compliance and reporting requirements in response to product recalls and safety issues in the automotive industry. As the semi-trucks that carry our systems go into production, we will be subject to existing stringent requirements under the National Traffic and Motor Vehicle Safety Act of 1966 (the “Vehicle Safety Act”), including a duty to report, subject to strict timing requirements, safety defects. The Vehicle Safety Act imposes potentially significant civil penalties for violations including the failure to comply with such reporting actions. We are also subject to the existing U.S. Transportation Recall Enhancement, Accountability and Documentation Act (the “TREAD Act”), which requires motor vehicle equipment manufacturers, such as us, to comply with “Early Warning” requirements by reporting certain information to the National Highway Traffic Safety Administration (the “NHTSA”) such as information related to defects or reports of injury. The TREAD Act imposes criminal liability for violating such requirements if a defect subsequently causes death or bodily injury. In addition, the National Traffic and Motor Vehicle Safety Act authorizes NHTSA to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with U.S. federal motor vehicle safety standards. Sales into foreign countries may be subject to similar regulations. If we cannot rapidly address any safety concerns or defects with our products, our business, results of operations, and financial condition will be adversely affected.
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
Further, we are subject to international, federal, state, and local laws and regulations governing pollution, protection of the environment, and occupational health and safety, including those related to the use, generation, storage, management, discharge, transportation, disposal, and release of, and human exposure to, hazardous and toxic materials. Such laws and regulations have tended to become more stringent over time.
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
While we currently have much of our operations in the United States, we still face risks associated with our current and future international operations. We have international operations in China and subsidiaries in China, Hong Kong, and Japan that are subject to the legal, political, regulatory, and social requirements, and economic conditions in these jurisdictions. Additionally, as part of our long-term growth strategy, we intend to expand our services into other international locations. We are and will be subject to a number of risks associated with international business activities that may increase our costs, impact our ability to expand on a global basis, and require significant management attention. These risks include:
•conforming the semi-trucks equipped with our autonomous technology to various international regulatory requirements as applicable,
•difficulty in staffing and managing foreign operations;
•difficulties attracting users in new jurisdictions;
•differing driving and traffic behavior and road designs and infrastructure in a range of countries, which could delay our ability to enter and expand in different markets;
•foreign government taxes, regulations, and permit requirements;
•fluctuations in foreign currency exchange rates and interest rates;
•United States and foreign government trade restrictions, tariffs, and price or exchange controls;
•compliance by us and our business partners with anti-corruption laws, import and export control laws, tariffs, trade barriers, economic sanctions, and other regulatory limitations on our ability to provide our services and products in certain international markets;
•difficulty in attracting, recruiting, and retaining talent internationally;
•foreign labor laws, regulations, and restrictions;
•changes in diplomatic and trade relationships;
•political instability, natural disasters, war or events of terrorism; and
•the strength of international economies.
If we fail to successfully address these risks, our business, prospects, operating results and financial condition could be materially harmed.

Changes to trade policy, tariffs, and import/export regulations may have a material adverse effect on our business, financial condition, and results of operations.
Changes in global political, regulatory and economic conditions, or in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where we currently purchase components, seek to offer our services, or conduct our business, could adversely affect our business. The United States has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. For example, such changes could adversely affect the automotive market and our ability to access key components. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.
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
After accepting our jointly filed notice, the Committee informed us that the transaction that is the subject of its review (the “2017 Transaction”) is the 2017 acquisition of the U.S. business of TuSimple LLC by Tusimple (Cayman) Limited, rather than the Sina Investment.
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

CFIUS has 45 days from the date of acceptance of the Company’s joint notice to complete its review of the 2017 Transaction, after which CFIUS could (i) conclude that the 2017 Transaction is not a covered transaction subject to CFIUS jurisdiction, (ii) clear the 2017 Transaction by concluding that it presents no unresolved national security concerns, or (iii) initiate a 45-day investigation of the 2017 Transaction. It is not uncommon for CFIUS to initiate the 45-day investigation period, and if such an action is taken in, it would not indicate one way or the other whether CFIUS will eventually identify a national security concern with the 2017 Transaction. At the conclusion of the investigation period, if CFIUS determines to clear the 2017 Transaction, it may require the parties to enter into an agreement to mitigate any unresolved national security concerns as a condition to clearance. To date, CFIUS has not advised the parties of any final determinations. Although the Company cannot predict the outcome of the CFIUS review at this time, the Company continues to cooperate fully with the Committee. We believe that we are moving closer to resolution, but have not yet reached a definitive outcome of the process as of this date.
Risks Related to Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, in particular, our Founders, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Our Founders, Mo Chen and Xiaodi Hou, are the only holders of our shares of Class B common stock and, as of September 30, 2021, together hold approximately 60% of the voting power of the outstanding common stock. Because of the ten-to-one voting ratio between Class B and Class A common stock, our Founders will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 50% of all outstanding voting power of our Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.
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
Prior to the listing of our Class A common stock, there was no public market for our Class A common stock. Since our IPO, the stock price of our Class A common stock has experienced volatility and the market prices of securities of other newly public companies have historically been highly volatile. The public trading price of our Class A common stock could be subject to fluctuations in response to various factors, including those listed in this Quarterly Report on Form 10-Q, some of which are beyond our control. Factors that could cause fluctuations in the public trading price of our Class A common stock include the following:
•overall performance of the equity markets;
•our operating performance and the performance of other similar companies;
•changes in the estimates of our operating results that we provide to the public, our failure to meet these projections, or changes in recommendations by securities analysts that elect to follow our common stock;

•announcements of technological innovations, new products, acquisitions, strategic alliances, or significant agreements by us or by our competitors;
•announcements of user additions and user cancellations or delays;
•rumors and market speculation involving us or other companies in our industry, which may include short seller reports;
•any coordinated trading activities or large derivative positions in our Class A common stock, for example, a "short squeeze" (a short squeeze occurs when a number of investors take a short position in a stock and have to buy the borrowed securities to close out the position at a time that other short sellers of the same security also want to close out their positions, resulting in surges in stock prices, i.e., demand is greater than supply for the stock sold short);
•detrimental adverse publicity about us, our services, or our industry;
•recruitment or departure of key personnel;
•the impact of the COVID-19 pandemic;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•the economy as a whole, market conditions in our industry, and the industries of our users;
•trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;
•the expiration of market standoff or contractual lock-up agreements; and
•sales of shares of our Class A common stock by us or our stockholders.
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
Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, or on committees of our board of directors, or as members of senior management.
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
Our amended and restated certificate of incorporation includes provisions that could limit the ability of others to acquire control of our company, could modify our structure or could cause us to engage in change-of-control transactions. These provisions could have the effect of depriving our stockholders of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control in a tender offer or similar transaction. Among other things, the charter documents provide:
•for a dual class common stock structure, which provides our Founders with the ability to control the outcome of matters requiring stockholders’ approval;
•until the first date on which the outstanding shares of Class B common stock represent less than 40% of the total voting power of our common stock, we shall not consummate any transaction that would result in a change in control of us without first obtaining the affirmative vote of the holders of a majority of the then-outstanding shares of Class B common stock voting as a separate class;
•certain amendments to our restated certificate of incorporation or bylaws will require the approval of two-thirds of the combined vote of our then-outstanding shares of Class A and Class B common stock;
•at any time after our 2022 annual meeting of stockholders when the outstanding shares of our Class B common stock represent less than 40% of the total voting power of our common stock (the “Voting Threshold Date”), directors will be able to be removed only for cause and only by the affirmative vote of the holders of at least two-thirds of the voting power of our common stock;
•at any time after the Voting Threshold Date, our board of directors will be classified into three classes of directors with staggered three-year terms;
•at any time after the Vesting Threshold Date, subject to the rights of any series of preferred stock then outstanding, stockholders will no longer be able to act by written consent in lieu of a meeting; and
•our board of directors has the authority, without further action by our stockholders, to issue preferred stock in one or more series and to fix their designations, powers, preferences, privileges, and relative participating, optional, or special rights, and the qualifications, limitations, or restrictions, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, any or all of which may be greater than the rights associated with our Class A common stock.

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
Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware and federal court within the State of Delaware will be exclusive forums for any:
•derivative action or proceeding brought on our behalf;
•action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;
•action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or bylaws; or
•other action asserting a claim against us that is governed by the internal affairs doctrine.
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

TuSimple Holdings Inc.

Date: November 3, 2021	By:	/s/ Cheng Lu
Cheng Lu
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2021	By:	/s/ Patrick Dillon
Patrick Dillon
Chief Financial Officer (Principal Financial Officer)