Form 10-Q
period 2022-03-31
TuSimple Holdings Inc.
filed 2022-05-04
CIK 1823593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2022, the number of shares of the registrant’s Class A common stock outstanding was 199,424,858 and the number of shares of the registrant’s Class B common stock outstanding was 24,000,000.

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
•the increased expenses associated with being a public company; and
•the potential impact of the COVID-19 pandemic, inflation, wars and other hostilities on our, and our partners’, business and results of operations, and on the global supply chain and economy generally.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
TuSimple Holdings Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31, 2021	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,337,586	$1,237,246
Accounts receivable, net	1,599	1,790
Prepaid expenses and other current assets	13,995	16,152
Total current assets	1,353,180	1,255,188
Property and equipment, net	36,053	30,728
Operating lease right-of-use assets	—	41,314
Other assets	7,090	7,874
Total assets	$1,396,323	$1,335,104
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,544	$3,433
Amounts due to joint development partners	7,394	7,848
Accrued expenses and other current liabilities	41,698	24,640
Short-term debt	1,524	1,524
Capital lease liabilities, current	766	—
Operating lease liabilities, current	—	4,741
Total current liabilities	55,926	42,186
Capital lease liabilities, noncurrent	2,872	—
Operating lease liabilities, noncurrent	—	38,268
Long-term debt	5,543	5,166
Other liabilities	5,004	4,308
Total liabilities	69,345	89,928
Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of December 31, 2021 and March 31, 2022; zero shares issued and outstanding as of December 31, 2021 and March 31, 2022	—	—
Common stock, $0.0001 par value; 4,876,000,000 Class A shares authorized as of December 31, 2021 and March 31, 2022; 197,833,195 and 198,992,409 Class A shares issued and outstanding as of December 31, 2021 and March 31, 2022, respectively; 24,000,000 Class B shares authorized as of December 31, 2021 and March 31, 2022; 24,000,000 Class B shares issued and outstanding as of December 31, 2021 and March 31, 2022	22	22
Additional paid-in-capital	2,464,730	2,494,441
Accumulated other comprehensive loss	77	276
Accumulated deficit	(1,137,851)	(1,249,563)
Total stockholders’ equity	1,326,978	1,245,176
Total liabilities and stockholders’ equity	$1,396,323	$1,335,104
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2022
Revenue	$944	$2,264
Cost of revenue	2,246	4,089
Gross loss	(1,302)	(1,825)
Operating expenses:
Research and development	41,434	78,158
Selling, general and administrative	15,902	32,215
Total operating expenses	57,336	110,373
Loss from operations	(58,638)	(112,198)
Change in fair value of warrants liability	(326,900)	—
Other income, net	378	295
Loss before provision for income taxes	(385,160)	(111,903)
Provision for income taxes	—	—
Net loss	(385,160)	(111,903)
Accretion of redeemable convertible preferred stock	(4,135)	—
Net loss attributable to common stockholders	$(389,295)	$(111,903)
Net loss per share attributable to common stockholders, basic and diluted	$(6.43)	$(0.50)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	60,576,886	222,526,454
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2022
Net loss	$(385,160)	$(111,903)
Other comprehensive income:
Foreign currency translation adjustment	911	199
Comprehensive loss	$(384,249)	$(111,704)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2020	102,074,703	$664,791	60,543,337	$6	$—	$(301)	$(405,178)	$(405,473)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	4,650,999	61,631	—	—	—	—	—	—
Issuance of Series E redeemable convertible preferred stock from the exercise of warrants	9,477,073	379,084	—	—	—	—	—	—
Issuance of Series E-2 redeemable convertible preferred stock from the exercise of warrants	4,331,644	173,275	—	—	—	—	—	—
Issuance of common stock from exercise of options	—	—	60,616	—	1	—	—	1
Vesting of early exercised stock options	—	—	—	—	21	—	—	21
Accretion of redeemable convertible preferred stock to redemption value	—	4,135	—	—	(4,135)	—	—	(4,135)
Stock-based compensation	—	—	—	—	6,289	—	—	6,289
Foreign currency translation adjustment	—	—	—	—	—	911	—	911
Net loss	—	—	—	—	—	—	(385,160)	(385,160)
Balance as of March 31, 2021	120,534,419	$1,282,916	60,603,953	$6	$2,176	$610	$(790,338)	$(787,546)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2021	221,833,195	$22	$2,464,730	$77	$(1,137,851)	$1,326,978
Adjustments for prior periods from adopting ASC 842	—	—	—	—	191	191
Issuance of common stock from exercise of options	534,019	—	871	—	—	871
Issuance of common stock from release of RSUs and SVAs	537,980	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	87,215	—	1,292	—	—	1,292
Vesting of early exercised stock options	—	—	21	—	—	21
Stock-based compensation	—	—	27,527	—	—	27,527
Foreign currency translation adjustment	—	—	—	199	—	199
Net loss	—	—	—	—	(111,903)	(111,903)
Balance as of March 31, 2022	222,992,409	$22	$2,494,441	$276	$(1,249,563)	$1,245,176
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2022
Cash flows from operating activities:
Net loss	$(385,160)	$(111,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,289	27,527
Depreciation and amortization	2,110	2,735
Change in fair value of warrants liability	326,900	—
Other adjustments	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	(285)	(202)
Prepaid expenses and other current assets	(3,360)	(422)
Operating lease right-of-use assets	—	1,222
Other assets	(152)	(758)
Accounts payable	9,237	227
Amounts due to/from related parties	4,558	—
Amounts due to joint development partners	—	454
Accrued expenses and other current liabilities	(8,217)	(18,286)
Operating lease liabilities	—	(1,642)
Other liabilities	1,347	426
Net cash used in operating activities	(46,733)	(100,630)
Cash flows from investing activities:
Purchases of property and equipment	(1,210)	(1,356)
Purchases of intangible assets	(87)	(40)
Proceeds from disposal of property and equipment	100	19
Net cash used in investing activities	(1,197)	(1,377)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of offering costs	61,631	—
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	—	1,292
Proceeds from exercise of warrants for redeemable convertible preferred stock	183,007	—
Proceeds from early exercised stock options	253	871
Principal payments on related party loan	(613)	—
Principal payments on capital lease obligations	(191)	—
Principal payments on finance lease obligations	—	(293)
Principal payments on loans	(117)	(358)
Net cash provided by financing activities	243,970	1,512
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,100	155
Net change in cash, cash equivalents, and restricted cash	197,140	(100,340)
Cash, cash equivalents, and restricted cash - beginning of period	312,351	1,339,092
Cash, cash equivalents, and restricted cash - end of period	$509,491	$1,238,752
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2022
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$508,706	$1,237,246
Restricted cash included in prepaid expenses and other current assets	785	1,506
Total cash and cash equivalents, and restricted cash	$509,491	$1,238,752

Supplemental disclosure of cash flow information:
Cash paid for interest	$195	$281
Supplemental schedule of non-cash investing and financing activities:
Acquisitions of property and equipment included in current liabilities	$1,939	$1,038
Accretion of redeemable convertible preferred stock	$4,135	$—
Vesting of early exercised stock options	$21	$21
Exercise of liability-classified warrants	$369,352	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
TuSimple Holdings Inc. (“TuSimple” or the “Company”) is principally engaged in the operation and development of autonomous trucks and an autonomous freight network (“AFN”). The Company is headquartered in San Diego, California..
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K.
The condensed consolidated balance sheet as of December 31, 2021, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP. In management’s opinion, the accompanying Financial Statements reflect all normal recurring adjustments necessary for their fair presentation. Other than described below, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2021 that have had a material impact on the Company’s Financial Statements.
Leases
The Company accounts for leases in accordance with Accounting Standards Codification ("ASC") 842, Leases ("ASC 842"), which requires lessees to recognize on-balance sheet and disclose key information about leasing arrangements. The Company adopted ASC 842 along with all applicable ASU clarifications and improvements on January 1, 2022 using the modified retrospective transition method and used the effective date as the date of initial application. Consequently, financial information is not updated and disclosures required under ASC 842 are not provided for periods before January 1, 2022. ASC 842 provides a number of optional practical expedients in transition. The Company elected the "package of practical expedients," which permits the Company not to reassess under ASC 842 its prior conclusions about lease identification, lease classification and initial direct costs.
The Company determines if a contract contains a lease based on whether it has the right to obtain substantially all of the economic benefits from the use of an identified asset and whether it has the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which the Company does not own. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized as the lease liability, adjusted for lease incentives received. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate (“IBR”), because the interest rate implicit in most of the Company’s leases is not readily determinable. Lease payments may be fixed or variable, however, only fixed payments or in-substance fixed payments are included in the Company’s lease liability calculation. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred.
The Company has lease agreements with lease and non-lease components and has elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component. Additionally, the Company has determined that certain leases previously identified as build-to-suit leasing arrangements under legacy accounting (ASC 840), were derecognized pursuant to the transition guidance provided for build-to-suit leases in ASC 842. Accordingly, these leases have been reassessed as operating leases as of the adoption date under ASC 842, and are included on the condensed consolidated balance sheet as of March 31, 2022.
The Company has leases that include one or more options to extend the lease term for up to five years and some of its leases include options to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.
Operating leases are included within operating lease ROU assets, operating lease liabilities, current, and operating lease liabilities, noncurrent on the Company's condensed consolidated balance sheet as of March 31, 2022. Finance leases are included in property and equipment, net, accrued expenses and other current liabilities, and other liabilities on the Company's condensed consolidated balance sheets as of March 31, 2022.

The Company has elected not to present short-term leases on the consolidated balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise.
Adoption of the new lease standard on January 1, 2022 impacted the interim unaudited condensed consolidated financial statements as follows: (i) recognition of ROU assets of $32.9 million and lease liabilities of $35.1 million for operating leases, (ii) derecognition of build-to-suit lease assets and liabilities of $6.5 million and $4.4 million, respectively, with the net impact of $0.2 million recorded to accumulated deficit as of January 1, 2022, and (iii) reclassification of deferred rent and other liability balances of $2.5 million relating to its existing lease arrangements into the ROU asset balance as of January 1, 2022. The standard did not materially impact the condensed consolidated statement of operations and condensed consolidated statement of cash flows.
Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and the accompanying notes. Restricted cash has been reclassified to prepaid expenses, other current assets and accrued expenses incurred under joint development agreements have been reclassified to be presented separately from amounts due to related parties, and sales and marketing expense have been reclassified to selling, general and administrative expense.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases, to require lessees to recognize all leases, with limited exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to legacy lease accounting, ASC 840. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and ASU 2019-01, Codification Improvements, to clarify and amend the guidance in ASU No. 2016-02. As disclosed above, the Company adopted the ASUs on January 1, 2022 on a modified retrospective basis.
Recently Issued Accounting Pronouncements
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
Note 2. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$1,077,550	$1,077,550	$—	$—
Total	$1,077,550	$1,077,550	$—	$—

	As of March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$999,132	$999,132	$—	$—
Total	$999,132	$999,132	$—	$—
Warrants Liability
In February and March 2021, TRATON Group (“TRATON”) and its subsidiary Navistar, Inc. (“Navistar”) exercised warrants to purchase 4,331,644 and 9,477,073 shares of Series E-2 and Series E redeemable convertible preferred stock at an exercise price of $11.31 and $14.14, resulting in proceeds of $49.0 million and $134.0 million, respectively. Immediately prior to their exercise, the fair value of the then existing warrants liability was remeasured using the Black-Scholes option-pricing model, resulting in a loss upon remeasurement of $326.9 million. The warrants exercised by TRATON represented only a portion of their total and the unexercised warrants expired as of the exercise date. As of March 31, 2022, there were no warrants outstanding.
The Company used the following assumptions in the model:

	As of
	February 26, 2021	March 19, 2021
Fair value of underlying securities	$40.00	$40.00
Expected volatility	62.95%	60.85%
Expected term (in years)	1.76	0.79
Risk-free interest rate	0.14%	0.08%
Note 3. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net as of December 31, 2021 and March 31, 2022, was as follows (in thousands):

	As of
	December 31, 2021	March 31, 2022
Electronic equipment	$12,761	$13,661
Office and other equipment	9,423	9,959
Vehicles	21,043	18,701
Leasehold improvements	11,984	10,245
Buildings	—	1,841
Construction in progress	5,258	570
Property and equipment, gross	60,469	54,977
Accumulated depreciation and amortization	(24,416)	(24,249)
Property and equipment, net	$36,053	$30,728
Depreciation and amortization expense was $2.1 million and $2.7 million for the three months ended March 31, 2021 and 2022, respectively.
As of December 31, 2021, property and equipment financed under capital leases was $3.3 million, net of accumulated amortization of $2.5 million. As of March 31, 2022, property and equipment under finance leases was $4.8 million, net of accumulated depreciation of $0.4 million.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2021 and March 31, 2022 were as follows (in thousands):

	As of
	December 31, 2021	March 31, 2022
Accrued payroll	$33,225	$13,161
Accrued professional fees	1,938	5,633
Finance lease liabilities, current	—	1,041
Other	6,535	4,805
Accrued expenses and other current liabilities	$41,698	$24,640
Leases
The balances for the operating and finance leases where the Company is the lessee are presented within the consolidated balance sheets follows (in thousands):

As of March 31, 2022
Operating leases:
Operating lease right-of-use assets	$41,314

Operating lease liabilities, current	$4,741
Operating lease liabilities, noncurrent	38,268
Total operating lease liabilities	$43,009

Finance leases:
Property and equipment, at cost	$5,134
Accumulated depreciation	(363)
Property and equipment, net	$4,771

Accrued expenses and other current liabilities	$1,041
Other liabilities	3,906
Total finance lease obligations	$4,947
The components of lease expense were as follows (in thousands):

Three Months Ended March 31, 2022
Operating lease expense:
Operating lease expense (1)	$2,005

Finance lease expense:
Amortization of leased assets	$363
Interest on lease liabilities	153
Total finance lease expense	$516

Total lease expense	$2,521
(1)     Includes short-term leases and variable lease costs, which are immaterial.

Other information related to leases where the Company is the lessee is as follows:

As of March 31, 2022
Weighted-average remaining lease term:
Operating leases	9.4 years
Finance leases	3.5 years

Weighted-average discount rate:
Operating leases	4.4%
Finance leases	12.7%
Supplemental cash flow information related to leases where the Company is the lessee is as follows (in thousands):

Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,045
Operating cash flows from finance leases (interest payments)	$149
Financing cash flows from finance leases	$293
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$44,549
Finance lease liabilities	$5,240
As of March 31, 2022, the maturities of the Company's operating and financing lease liabilities (excluding short-term leases) are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$4,363	$1,221
2023	6,666	1,401
2024	6,112	1,398
2025	5,870	2,200
2026	6,013	106
Thereafter	24,053	—
Total minimum lease payments	53,077	6,326
Less: imputed interest	(10,068)	(1,379)
Present value of minimum lease payments	43,009	4,947
Less: current portion	(4,741)	(1,041)
Lease obligations, noncurrent	$38,268	$3,906
As of March 31, 2022, the Company has additional leases for facilities that have not yet commenced with lease obligations of $7.4 million. These leases will commence between 2022 and 2023 with lease terms of four to five years. This table does not include lease payments related to these leases.

Supplemental Information for Comparative Periods
Prior to the adoption of ASC 842, future minimum lease payments for non-cancelable operating and capital leases as of December 31, 2021 were as follows (in thousands):

	Operating Leases	Capital Leases
2022	$7,660	$1,253
2023	7,891	978
2024	5,126	963
2025	3,435	1,761
2026	3,049	—
Thereafter	22,524	—
Total minimum lease payments	$49,685	4,955
Amount representing interest		(1,317)
Present value of minimum lease payments		$3,638

Note 4. Commitments and Contingencies
Joint Development Agreements
In April 2020, the Company entered into a Development Agreement (“DA”) with TRATON's Scania brand relating to a hub-to-hub pilot program using Scania vehicles and the Company’s autonomous technology in northern Europe. Under the DA, each party will fund its own costs related to the program. There are no reimbursements paid between the parties and there are no spending floors included within the DA. Upon successful completion of the development activities, the parties intend to set up a long-term cooperation agreement covering development, maintenance, operation, and sales of self-driving systems on a global scale. The terms and conditions of such arrangement will be negotiated by the parties and included in a separate agreement.
In July 2020, the Company entered into a Joint Development Agreement (“JDA”) with Navistar, Inc., under which the parties work collaboratively to develop purpose-built L4 autonomous semi-trucks for the North American market. Under the JDA, the parties grant each other rights to their background intellectual property to permit them to conduct research and development activities. Pursuant to the JDA, the Company agreed to reimburse Navistar up to $10.0 million for research and development expenses incurred. Payment of reimbursements is deferred to align with the achievement of certain milestones and reimbursements due are recorded within accrued expenses in the Company’s condensed consolidated balance sheets. All reimbursements are expected to be paid within 12 months of the Company incurring the obligation. Upon successful completion of the development activities under the JDA, the parties will enter into good faith negotiations for a production license agreement. Products developed will be jointly commercialized by the parties. As of March 31, 2022, expenses incurred to-date by Navistar for reimbursement under the JDA are $10.0 million.
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
The stock-based compensation expense recognized for the 2021 ESPP was $0.4 million during the three months ended March 31, 2022. During the three months ended March 31, 2021, no shares were purchased under the 2021 ESPP. During the three months ended March 31, 2022, 87,215 shares were purchased under the 2021 ESPP at a weighted-average price of $14.81 per share resulting in cash proceeds of $1.3 million.
As of March 31, 2022, unrecognized stock-based compensation expense related to the 2021 ESPP was $0.9 million, which is expected to be recognized over a weighted-average period of 0.4 years.
The estimated grant-date fair value of the ESPP purchase rights was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

Three Months Ended March 31, 2022
Risk-free interest rate	0.60%
Expected volatility	78.38%
Expected term (in years)	0.50
Fair value of common stock	$17.00

Stock Options
A summary of the stock option activity, including the CEO Performance Award, for the three months ended March 31, 2022 is as follows (in thousands, except share amounts, per share amounts, and years):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	7,684,778	$12.91	9.04	$188,722
Exercised	(534,019)	$1.63
Cancelled/Forfeited	(1,642,827)	$19.33
Outstanding at March 31, 2022	5,507,932	$12.09	6.77	$30,556
Vested and exercisable at March 31, 2022	2,061,512	$5.68	7.00	$15,548
As of March 31, 2022, there was $24.0 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average service period of 2.76 years.

The estimated grant-date fair value of the Company’s stock-based option awards was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2021	2022
Risk-free interest rate	0.33% - 1.04%	—
Expected volatility	50.00%	—
Expected term (in years)	4.05 - 6.22	—
CEO Performance Award
In March 2021, included in the stock options discussed above, the Company granted 1,150,000 stock option awards to its now former CEO with an exercise price of $14.14 per share and a contractual life of ten years that vest upon the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment as CEO through the vesting date (the “CEO Performance Award”). In March 2022, the Company underwent a change in CEO and the CEO Performance Awards were cancelled in connection with the separation of the former CEO. As a result, the Company reversed the historical stock-based compensation expense attributable to the CEO Performance Awards of $7.1 million.
In connection with the separation of the former CEO, a total of 1,850,000 stock options were modified, of which 440,000 were vested as of the modification date. The terms of the modification allow for continued vesting of the unvested stock options for the twelve-month period following the separation date ("transition period"), subject to the provision of advisory services throughout the transition period. Upon the completion of such continuous services, all stock options subject to vesting shall become vested and exercisable. Each of the modified stock options, including those vested and outstanding as of the modification date, shall remain outstanding and exercisable until the earlier of: (x) the date on which any of the Company's outstanding stock options are terminated in connection with a corporate transaction, (y) the original expiration date applicable to such stock options, and (z) the second anniversary of the date on which the transition services with the Company are terminated. The Company determined the continuous service provisions were in-substance an acceleration of the unvested awards and the incremental cost related to the modified options was recorded immediately upon the separation date. Additionally, 175,000 outstanding and unvested RSUs had their vesting accelerated in full as of the separation date. As a result of these modifications, the Company recorded incremental stock compensation expense of $13.9 million during the three months ended March 31, 2022.
RSUs
The following table summarizes the activity related to RSUs for the three months ended March 31, 2022:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value per Share
Unvested and outstanding at December 31, 2021	5,949,798	$46.54
Granted	142,183	$22.26
Vested	(627,927)	$41.18
Cancelled	(685,941)	$49.98
Unvested and outstanding at March 31, 2022	4,778,113	$46.03
Vested and outstanding at March 31, 2022	190,028	$16.15
SVAs
The following table summarizes the activity related to SVAs for the three months ended March 31, 2022:

	SVAs Outstanding	Weighted-Average Grant Date Fair Value per Share
Unvested and outstanding at December 31, 2021	315,559	$5.29
Vested	(84,478)	$3.26
Cancelled	(8,384)	$2.97
Unvested and outstanding at March 31, 2022	222,697	$6.15
Vested and outstanding at March 31, 2022	—	$—

As of March 31, 2022, there was $193.1 million of unrecognized stock-based compensation expense related to RSUs and SVAs, which is expected to be recognized over a weighted-average service period of 2.93 years.
Early Exercise of Common Stock Options
The Company’s board of directors authorized certain stock option holders to exercise unvested options to purchase shares of Class A common stock. Shares of Class A common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to repurchase in the event of the optionee’s termination of service, at the original issuance price, until the options are fully vested. As of March 31, 2022, 35,000 shares of Class A common stock were subject to repurchase at a weighted-average price of $4.20 per share. The cash proceeds received for unvested shares of common stock recorded within accrued expenses and other current liabilities in the condensed consolidated balance sheets were $0.1 million as of March 31, 2022.
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2021	2022
Research and development	$1,669	$17,464
Selling, general and administrative	4,620	10,063
Total stock-based compensation expense	$6,289	$27,527
Note 6. Income Taxes
The Company’s effective tax rate was 0% for the three months ended March 31, 2022, which is lower than the U.S. federal rate of 21% and was primarily due to valuation allowances recorded on current year losses. As of March 31, 2022, the Company continues to maintain a full valuation allowance against its U.S. and foreign net deferred tax assets due to significant negative evidence, including cumulative losses in the most recent three-year period and the Company’s assessment that it is not more likely than not that the net deferred tax assets will be realized.
Note 7. Net Loss Per Share Attributable to Common Stockholders
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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2022
Numerator:
Net loss	$(385,160)	$(111,903)
Less: Accretion of redeemable convertible preferred stock	(4,135)	—
Net loss attributable to common stockholders, basic and diluted	$(389,295)	$(111,903)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	60,576,886	222,526,454
Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(6.43)	$(0.50)

The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or because issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	As of March 31,
	2021	2022
Redeemable convertible preferred stock	120,534,419	—
Options to purchase common stock	14,161,313	5,507,932
RSUs subject to future vesting	1,160,360	4,778,113
SVAs subject to future vesting	3,590,126	222,697
Early exercised options subject to future vesting*	55,000	35,000
Common stock contingently issuable under ESPP	—	26,421
Total	139,501,218	10,570,163
*Refer to Note 5. Stock-Based Compensation for further detail.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
•TuSimple Capacity. Our fleet of purpose-built L4 autonomous semi-trucks, financed through third party fleet asset owners, will serve users that desire access to safe, reliable, low cost, and more environmentally friendly freight transportation without owning semi-truck assets. Users of TuSimple Capacity can range from relatively smaller users of freight logistics to large shippers, carriers, and railroads seeking to supplement their own captive fleet for incremental freight capacity. We will charge users of TuSimple Capacity a per mile rate to ship freight, which we expect will be at a meaningful discount to prevailing market freight rates. We believe that our competitive advantage in terms of pricing will be enabled by our anticipated cost structure, which is expected to be significantly lower than that of human-operated semi-trucks. Users are expected to benefit directly from lower shipping costs compared to conventional truck freight.
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
•Operations and Supply Chain. As a result of COVID-19, we experienced some delays in our supply chains which temporarily limited our ability to outfit semi-trucks with key components during the initial stages of the pandemic; however, we have not experienced material disruptions in our shipping activity or in our ability to continue developing our AFN to date. In the future, we may experience supply chain disruptions from third party suppliers and any such supply chain disruptions could cause delays in our development timelines. We will continue to monitor the situation for any potential adverse impacts and execute appropriate countermeasures, as necessary.
While we have not experienced significant disruptions to our business due to the COVID-19 pandemic to date, the broader and long-term implications of the COVID-19 pandemic, and the measures taken in response thereto, on our workforce, operations and supply chain, user demand, results of operations, and overall financial performance remain uncertain.
See Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for further discussion of the possible impact of COVID-19 on our business.
Operational Highlights

	As of March 31,		% Change
	2021	2022
Research and Development (R&D) Full Time Employees ("FTEs")	~820	~1,100	34%
Global FTEs	~980	~1,400	43%
Patents Issued	280	408	46%
Cumulative Road Miles (in thousands)(1)	~3,700	~7,200	95%
Total Truck Reservations (EOQ)(2)	~5,775	~7,475	29%
Total Mapped Miles (EOQ)(3)	~5,000	~11,200	124%
Revenue Miles (in thousands)(4)(5)	~603	~1,014	68%
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
(4) The total miles our autonomous trucks have run during the periods presented that generates revenues. We use this metric to track our revenue growth.
(5) Revenue Miles presented above are non-cumulative and represent activity for the three months ended March 31, 2021 and 2022.

Highlights for Q1 2022
Cumulative Road Miles driven and Total Mapped Miles increased 95% and 124%, respectively, to approximately 7.2 million and approximately 11,200, respectively, as of March 31, 2022 as we continued expansion of our AFN.
We experienced strong growth in our TuSimple Capacity operations, achieving approximately 1.0 million Revenue Miles, an increase of 68%, as we expanded our operations and continued to grow our customer base.
Demand for our planned purpose-built L4 autonomous semi-trucks continued to grow as our Carrier-Owned Capacity reservations increased 29%, totaling approximately 7,475 as of March 31, 2022.
Our Patents Issued increased 46% as we continued to add world-class talent to our R&D team.
We ended the quarter with $1.2 billion in cash and cash equivalents.
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
Cost of Revenue
Our cost of revenue consists primarily of fuel costs, depreciation of property and equipment (including semi-trucks acquired under finance leases), labor costs, and other costs directly attributable to the provision of freight capacity services. Currently, we operate a large portion of our semi-trucks with two occupants, a safety engineer and a safety driver. We expect to gradually lower the average number of occupants in our semi-trucks as we continue to improve our autonomous technology and to the extent we ultimately remove all occupants upon achievement of full driver-out, L4 autonomous operations.
Research and Development ("R&D")
R&D costs consist primarily of personnel-related expenses, including stock-based compensation costs, associated with software developers and engineering personnel and consultants responsible for the design, development, and testing of our autonomous truck driving solutions, depreciation of equipment used in research and development, and allocated overhead costs. R&D costs are expensed as incurred and we expect them to increase in absolute dollars as we increase our investment in scaling our AFN through our proprietary technologies and as we continue to expand our technical workforce, which would impact our personnel-related and stock-based compensation costs.
Selling, General and Administrative ("SG&A")
SG&A costs consist primarily of personnel-related expenses, including stock-based compensation costs, associated with our sales, marketing, management and administration activities, professional service fees, advertising expenses, sponsorship, public relations and other related marketing activities, and other general corporate expenses.
We expect that our SG&A expenses will increase in absolute dollars from period to period as we further scale our AFN, educate market participants on the benefits of autonomous trucking and our autonomous trucking solutions, increase our marketing activities, grow our operations, build brand awareness, and continue to incur costs related to operating as a public company. We also expect to increase the size of our SG&A function, which would impact our personnel-related and stock-based compensation costs, to support the growth of our business.
Change in Fair Value of Warrants Liability
The change in the fair value of warrants liability consists of the net changes in the fair value of our outstanding warrants to purchase redeemable convertible preferred stock that are remeasured at the end of each reporting period and upon their exercise. All outstanding warrants were exercised or expired during the three months ended March 31, 2021, and we recorded one final remeasurement at fair value as of the exercise date.
Other Income, Net
Other income, net consists primarily of interest income earned on our cash and cash equivalents, interest expense, and foreign currency exchange gains (losses).

Provision for Income Taxes
Provision for income taxes consists primarily of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. Since inception, we have incurred operating losses. We have a full valuation allowance for net deferred tax assets, including federal and state net operating loss carryforwards and research and development credit carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income.
Results of Operations
The following table sets forth our condensed consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2022
Revenue	$944	$2,264
Cost of revenue	2,246	4,089
Gross loss	(1,302)	(1,825)
Operating expenses:
Research and development (1)	41,434	78,158
Selling, general and administrative (1)	15,902	32,215
Total operating expenses	57,336	110,373
Loss from operations	(58,638)	(112,198)
Change in fair value of warrants liability	(326,900)	—
Other income, net	378	295
Loss before provision for income taxes	(385,160)	(111,903)
Provision for income taxes	—	—
Net loss	(385,160)	(111,903)
Accretion of redeemable convertible preferred stock	(4,135)	—
Net loss attributable to common stockholders	$(389,295)	$(111,903)

(1)	Includes stock-based compensation expense as follows (in thousands)

	Three Months Ended March 31,
	2021	2022
Research and development	$1,669	$17,464
Selling, general and administrative	4,620	10,063
Total stock-based compensation expense	$6,289	$27,527
Comparison of the Three Months Ended March 31, 2021 and 2022
Revenue

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2022	% Change

Revenue	$944	$2,264	140%
Revenue increased by $1.3 million, or 140%, in the three months ended March 31, 2022 compared to the same period of the prior year, primarily due to growth in our business from a higher number of revenue-generating trucks in TuSimple and partners' fleets, increases in revenue miles and rate per mile rates, and customer mix improvements. During the three months ended March 31, 2022, we expanded our revenue-miles by 68% compared to the same period in the prior year as a result of expanded routes and commercial partnerships.

Cost of Revenue

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2022	% Change

Cost of revenue	$2,246	$4,089	82%
Cost of revenue increased by $1.8 million, or 82%, in the three months ended March 31, 2022 compared to the same period of the prior year , primarily due to increased operating costs associated with the generation of revenue, including fuel, truck fleet operating costs, maintenance and driver compensation. Gross loss margin for the three months ended March 31, 2022 was 81%, an improvement from the gross loss margin in the same period of the prior year of 138%. This improvement in gross loss margin was primarily a result of increased revenue-miles per truck, improved customer and truck channel mix, and improved truck utilization and cost leverage.
Research and Development (R&D)

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2022	% Change

Research and development	$41,434	$78,158	89%
R&D expenses increased by $36.7 million, or 89%, in the three months ended March 31, 2022 compared to the same period of the prior year. The increase was primarily attributable to an increase in personnel-related costs, mainly driven by an increase in employee headcount in the ordinary course of business, increased stock-based compensation expense, and severance costs from a company restructuring event impacting the R&D teams. The remainder of the increase in R&D expenses was primarily driven by increases in: depreciation, allocated facility costs, and equipment, supplies, and materials from a higher number of semi-trucks in our fleet. These increased costs were partially offset by a decrease in expenses incurred under the Joint Development Agreement ("JDA") with Navistar, as the spending cap was achieved in 2021 and no costs were incurred under this JDA in 2022.
Selling, General and Administrative (SG&A)

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2022	% Change

Selling, general and administrative	$15,902	$32,215	103%
SG&A expenses increased by $16.3 million, or 103%, in the three months ended March 31, 2022 compared to the same period of the prior year. The increase was primarily attributable to an increase in personnel-related costs, mainly driven by an increase in employee headcount and increased stock-based compensation expense. The remainder of the increase in SG&A expenses for the period was primarily driven by increases in: office and facility-related costs, higher insurance costs from the acquisition of director and officer insurance and the expansion of facilities and operations, sales and marketing expenses as we focus on expanding our business by attending trade shows and conferences, and legal, accounting and other professional services as we expand our business processes and operational capabilities in line with our status as a public reporting company.
Change in Fair Value of Warrants Liability

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2022	% Change

Change in fair value of warrants liability	$(326,900)	$—	*
* Percentage not meaningful
Loss from the change in fair value of warrants liability of $326.9 million for the three months ended March 31, 2021 was driven by the remeasurement of redeemable convertible preferred stock warrants at fair value immediately prior to their exercise dates during the period.

Other Income, Net

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2022	% Change

Other income, net	$378	$295	(22)%
Other income, net decreased by $0.1 million, or 22%, in the three months ended March 31, 2022 compared to the same period of the prior year, primarily due to foreign exchange losses resulting from fluctuations in foreign exchange rates.
Key Metric and Non-GAAP Financial Measure

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2021	2022
Loss from operations	$(58,638)	$(112,198)	91%
Adjusted EBITDA(1)	$(50,133)	$(80,235)	60%
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
We calculate Adjusted EBITDA as loss from operations, adjusted to exclude:
•depreciation and amortization;
•stock-based compensation expense;
•non-recurring restructuring expenses;
•finance lease interest expense included within cost of sales.
For more information regarding the limitations of Adjusted EBITDA and a reconciliation of loss from operations to Adjusted EBITDA, see the section titled "Reconciliation of Non-GAAP Financial Measure."
Reconciliation of Non-GAAP Financial Measure
We use Adjusted EBITDA in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance. Because non-GAAP financial measures are not standardized, it may not be possible to compare this measure with other companies’ non-GAAP measures having the same or similar names. In addition, other companies may not publish similar metrics. Furthermore, this measure has certain limitations in that it does not include the impact of certain expenses that are reflected in our consolidated statements of operations that are necessary to run our business. Thus, our Adjusted EBITDA should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.
The following table provides a reconciliation of reported net loss from operations determined in accordance with GAAP to non-GAAP adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2021	2022
Loss from Operations	$(58,638)	$(112,198)
Stock-based compensation expense	6,289	27,527
Depreciation and amortization	2,110	2,735
Nonrecurring restructuring expenses	—	1,568
Interest expense	106	132
Adjusted EBITDA	$(50,133)	$(80,235)

Liquidity and Capital Resources
We have financed our operations primarily through the sale of capital stock, which has historically been sufficient to meet our working capital and capital expenditure requirements. As of March 31, 2022, our principal sources of liquidity were $1.2 billion of cash and cash equivalents, exclusive of restricted cash of $1.5 million. Cash and cash equivalents consist primarily of cash on deposit with banks, certificates of deposit, and money market funds. Based on our current operating plan, we believe that our existing cash and cash equivalents and anticipated cash generated from sales of our services, will be sufficient to meet our anticipated cash needs for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2022
Net cash (used in) provided by:
Operating activities	$(46,733)	$(100,630)
Investing activities	$(1,197)	$(1,377)
Financing activities	$243,970	$1,512
Operating Activities
Net cash used in operating activities was $46.7 million and $100.6 million for the three months ended March 31, 2021 and 2022, respectively. The increase was primarily due to an increase in net losses as we continue to operate, develop, and expand our AFN and L4 autonomous semi-truck technology, grow our research and development and general support personnel, and incur incremental expenses associated with being a public company.
Investing Activities
Net cash used in investing activities was $1.2 million and $1.4 million for the three months ended March 31, 2021 and 2022, respectively, and the increase represents our continued investments in technological assets and equipment to expand our AFN.
Additionally, non-cash acquisitions of property and equipment included in liabilities were $1.9 million and $1.0 million for the three months ended March 31, 2021 and 2022, respectively.
Financing Activities
Net cash provided by financing activities was $244.0 million, which was related primarily to proceeds from the exercise of warrants for redeemable convertible preferred stock of $183.0 million, proceeds from the issuance of redeemable convertible preferred stock of $61.6 million, and $1.5 million for the three months ended March 31, 2021 and 2022, respectively.
Material Cash Requirements
At March 31, 2022, there were future minimum lease payments of $6.3 million and $53.1 million for finance and operating leases, respectively.

Critical Accounting Estimates
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the Annual Report on Form 10-K for the year ended December 31, 2021, except as described in Note 1. Description of Business and Summary of Significant Accounting Policies to our condensed consolidated financial statements.
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
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is the local currency or U.S. dollar depending on the nature of the subsidiaries’ activities. Foreign currency transactions recognized in the condensed consolidated statements of operations are converted to the functional currency by applying the exchange rate prevailing on the date of the transaction. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. During the three months ended March 31, 2022, the foreign currency translation adjustment recorded to other comprehensive income was $0.2 million. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three months ended March 31, 2021 and 2022. As the impact of foreign currency exchange rates has not been material to our condensed consolidated financial statements, we have not engaged in any foreign currency hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We commenced operations in 2015 and launched in July 2020 our AFN, an ecosystem consisting of L4 autonomous semi-trucks, high definition digital mapped routes, strategically placed terminals, and TuSimple Connect, a proprietary cloud- based autonomous operations oversight system. We expect to derive substantially all of our revenue from our AFN, which is still in the early stages of development and commercialization. While in December 2021, we completed our first driver out, fully autonomous semi-truck run with our upfitted class 8 semi-truck traveling 80 miles on surface streets and highways at night in Arizona without a human in the vehicle, we still continue to be in the early stages of commercialization of our L4 autonomous truck. While we continue to perform Drive-Out runs, there is no assurance that they will be successful.
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
Reservations for our purpose-built L4 autonomous semi-trucks are cancellable
As of March 31, 2022, we have accepted 7,475 reservations for our purpose-built L4 autonomous semi-truck. Until the customer enters into a purchase agreement for our purpose-built L4 autonomous semi-truck, which is within the discretion of the customer, the reservation can be canceled and the customer is entitled to a full refund of its deposit. We have not entered into purchase agreements with any of our customers that have reserved our purpose-built L4 autonomous semi-trucks.
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
•increases in fuel or equipment prices, including as a result of the conflict between Russia and Ukraine arising from the invasion of Ukraine by Russia, which may impact our users’ ability to use our services or purchase our trucks;
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
Our users may be subject to cost increases outside their and our control that could materially reduce demand for our technology. Such cost increases include, but are not limited to, increases in fuel prices, including as a result of the conflict between Russia and Ukraine arising from the invasion of Ukraine by Russia, interest rates, taxes, tolls, license and registration fees, insurance and revenue equipment and related maintenance, tires and other components.
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
All of the components that are used to outfit semi-trucks with our autonomous technology and that will be used to manufacture our purpose-built L4 autonomous semi-trucks are sourced from third-party suppliers. To date, the semi-trucks we have used have had our autonomous technology added to an existing semi-truck design. We do not have any experience in managing a large supply chain to manufacture and deliver products at scale. In addition, some of the key components used to manufacture our L4 autonomous semi-trucks come from limited or sole sources of supply. For example, we depend on actuation suppliers to develop and design redundant actuation for steering, braking, and engine transmission. We are also dependent on our suppliers’ production timeline for supplying automotive-grade LiDAR at scale. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, our agreements with our third party suppliers are non-exclusive. Our suppliers may dedicate more resources to other companies, including our competitors. We may in the future experience component shortages and price fluctuations of certain key components and materials, and the predictability of the availability and pricing of these components may be limited. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the situation in Ukraine, could negatively impact our ability to acquire such key components or materials. Component shortages or pricing fluctuations could be material in the future. In the event of a component shortage, supply interruption or material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill user orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to users. This could adversely affect our relationships with our users and could cause delays in our ability to expand our operations, including with our partners manufacturing purpose-built L4 autonomous semi-trucks. Even where we are able to pass increased component costs along to our users, there may be a lapse of time before we are able to do so such that we must absorb the increased cost initially. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to have sufficient ability to meet user demand, which may result in users using competitive services instead of ours.
We depend on an international supply chain that is subject to risk of foreign regulatory requirements and trade policy.
Many of the components that we require for outfitting our trucks are sourced from international third-party suppliers. Changes in global political, regulatory and economic conditions, or in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where we currently purchase components, could adversely affect our business. The United States has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. For example, such changes could adversely affect the automotive market, and our ability to access key components. Further, in February 2022, following Russia’s invasion of Ukraine, the United States and other countries announced sanctions against Russia. The United States and such other countries could impose additional sanctions and take other actions should the conflict further escalate or continue. While it is difficult to anticipate the impact the sanctions announced to date may have on our supply chains, any further sanctions imposed or actions taken by the U.S. or other countries, and any retaliatory measures by Russia in response, could have an adverse effect on our supply chains and our business. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on its business, financial condition and results of operations.
Risks Related to Our Financial Position and Need for Additional Capital
We are an early stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future.
We have not recognized a material amount of revenue to date and had an accumulated deficit of $1.2 billion as of March 31, 2022. We have developed and launched our AFN but there can be no assurance that it will be commercially successful at scale. Our potential profitability is dependent upon a number of factors, many of which are beyond our control.

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
Our success depends largely upon the continued services of our key executive officers and certain key employees. We rely on our executive officers and key employees in the areas of business strategy, research and development, marketing, sales, services, and general and administrative functions. From time to time, there have been senior management changes, and there may continue to be changes in our executive management team or key employees resulting from the hiring or departure of executives or key employees, which could disrupt our business. We do not maintain key-man insurance for any member of our senior management team or any other employee. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.
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
We have recently experienced a period of rapid growth in our headcount and operations. Our number of full-time employees has increased significantly over the last few years, from approximately 130 employees as of January 1, 2018 to approximately 1,400 full-time employees as of March 31, 2022. The recent rapid growth in our business has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, and financial resources, as well as our infrastructure. We plan to continue to expand our operations in the future. Our success will depend in part on our ability to manage this growth effectively and execute our business plan. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures.

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
We are also vulnerable to natural disasters and other calamities. Although we have servers that are hosted in an offsite location, our backup system does not capture data on a real-time basis and we may be unable to recover certain data in the event of a server failure. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.

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
We have experienced data breaches, cyber-attacks, attempts to breach our systems, and other similar incidents, none of which have been material. Any future cyber incidents could, however, materially disrupt operational systems, result in the loss of trade secrets or other proprietary or competitively sensitive information, compromise personally identifiable information regarding users or employees and jeopardize the security of our facilities. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Due to the political uncertainty involving Russia and Ukraine, there is also an increased likelihood that escalation of tensions could result in cyber-attacks or cybersecurity incidents that could either directly or indirectly impact our operations. We can provide no assurance that our current IT Systems, or those of the third parties upon which we rely, are fully protected against cybersecurity threats. It is possible that we or our third-party service providers may experience cybersecurity and other breach incidents that remain undetected for an extended period. Even when a security breach is detected, the full extent of the breach may not be determined immediately. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Information technology security threats, including security breaches, computer malware, and other cyber-attacks are increasing in both frequency and sophistication and could cause us to incur financial liability, subject us to legal or regulatory sanctions or damage our reputation with users, dealers, suppliers, and other stakeholders. We continuously seek to maintain information security and controls, however our efforts to mitigate and address network security problems, bugs, viruses, worms, malicious software programs, and security vulnerabilities may not be successful and the impact of a material cybersecurity event could have a material adverse effect on our competitive position, reputation, results of operations, financial condition, and cash flows.
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
•political instability, natural disasters, war and the outbreak of other hostilities or events of terrorism; and
•the strength of international economies.
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
As part of the resolution, on February 18, 2022, the Company entered into a National Security Agreement (“NSA”). In addition, current directors of the Company representing Sun Dream Inc., one of our stockholders, have agreed that they will not stand for re-election to the board of directors of the Company upon expiration of their current terms, and Sun Dream, Inc. has agreed that it will not nominate replacement candidates or increase its current shareholdings in the Company. In the NSA, the two directors representing Sun Dream Inc. were not nominated for re-election at our annual meeting of stockholders for 2022.

We are subject to various requirements and restrictions under the NSA, and we have incurred and expect to incur significant costs to comply with those requirements and may be subject to significant monetary penalties if we do not comply with the requirements and restrictions under the NSA. In addition, restrictions under the NSA could limit our business activities.
Under the NSA, we have agreed to limit access to certain data and adopt a technology control plan, appoint a security officer and a security director, establish a government security committee of the board of directors of the Company to be chaired by the security director, and periodically meet with and report to certain CFIUS monitoring agencies. In April 2022, we established the government security committee and appointed the security director to our board of directors. As of the date of this Quarterly Report on Form 10-Q, we do not know the exact amount of time and resources that we will need to expend to comply with the NSA. Nevertheless, we have incurred and expect to incur substantial costs to implement these and other requirements under the NSA. In addition, management and the members of our government security committee have devoted and will continue to devote substantial time and attention to implement and comply with these requirements. Failure to comply with our obligations under the NSA could result in monetary penalties and could materially and adversely impact our ability to operate our business by limiting the scope of future business activities.
Risks Related to Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, in particular, our Founders, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Our Founders, Mo Chen and Xiaodi Hou, are the only holders of our shares of Class B common stock and, as of March 31, 2022, together hold approximately 59% of the voting power of the outstanding common stock. Because of the ten-to-one voting ratio between Class B and Class A common stock, our Founders will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 50% of all outstanding voting power of our Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.
Future transfers of Class B common stock by our Founders will generally result in those shares converting to Class A common stock, subject to limited exceptions, including the ability of each of our Founders to grant their voting proxy with respect to their Class B common stock to the other Founder. In addition, each share of our Class B common stock will automatically convert, on a one-for-one basis, into shares of Class A common stock on the earliest of (i) the date specified by a vote of the holders of Class B common stock representing 75% of the outstanding shares of Class B common stock, (ii) the date that is between 90 days and 270 days, as determined by the board of directors, after the death or incapacitation of the last Founder to die or become incapacitated or (iii) the date that is between 61 and 180 days, as determined by the board of directors, after the date on which the number of outstanding shares of Class B common stock held by the Founders (or their permitted affiliates) represents less than 50% of the total number of shares of Class B common stock held collectively by the Founders (or their permitted affiliates) at 11:59 pm Pacific Time on April 19, 2021. For a description of the dual class structure, see the section titled “Common Stock” within Exhibit 4.1 of the Annual Report on Form 10-K for the year ended December 31, 2021.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds
The Registration Statement on Form S-1 (File No. 333-254616) for our initial public offering (the “IPO”) was declared effective by the SEC on April 14, 2021. There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act, as amended, on April 16, 2021.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Transition and Separation Agreement dated as of March 2, 2022 by and between TuSimple Holdings Inc. and Cheng Lu.	8-K	001-40326	10.1	03/03/2022
10.2	Amended and Restated Severance and Change in Control Agreement, dated as of April 20, 2022, by and between Patrick Dillon and the Registrant					X
10.3	Amended and Restated Severance and Change in Control Agreement, dated as of April 20, 2022, by and between James Mullen and the Registrant					X
10.4	Letter Agreement regarding Retention Bonus, dated as of April 11, 2022, by and between Patrick Dillon and the Registrant					X
10.5	Letter Agreement regarding Retention Bonus, dated as of April 11, 2022, by and between James Mullen and the Registrant					X
10.6	Amended and Restated Non-Employee Director Compensation Program					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

TuSimple Holdings Inc.

Date: May 3, 2022	By:	/s/ Xiaodi Hou
Xiaodi Hou
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2022	By:	/s/ Patrick Dillon
Patrick Dillon
Chief Financial Officer (Principal Financial Officer)