Form 10-Q
period 2022-06-30
TuSimple Holdings Inc.
filed 2022-08-08
CIK 1823593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2022, the number of shares of the registrant’s Class A common stock outstanding was 200,486,658 and the number of shares of the registrant’s Class B common stock outstanding was 24,000,000.

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
•the increased expenses associated with being a public company; and
•the potential impact of the COVID-19 pandemic, inflation, wars and other global hostilities on our and our partners’ business and results of operations, and on the global supply chain and economy generally.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the "SEC") on February 24, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.
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

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
TuSimple Holdings Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31, 2021	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,337,586	$1,156,418
Accounts receivable, net	1,599	2,700
Prepaid expenses and other current assets	13,995	22,110
Total current assets	1,353,180	1,181,228
Property and equipment, net	36,053	31,405
Operating lease right-of-use assets	—	41,641
Other assets	7,090	4,478
Total assets	$1,396,323	$1,258,752
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,544	$3,733
Amounts due to joint development partners	7,394	5,129
Accrued expenses and other current liabilities	41,698	34,529
Short-term debt	1,524	1,583
Capital lease liabilities, current	766	—
Operating lease liabilities, current	—	2,905
Total current liabilities	55,926	47,879
Capital lease liabilities, noncurrent	2,872	—
Operating lease liabilities, noncurrent	—	41,156
Long-term debt	5,543	4,495
Other liabilities	5,004	4,127
Total liabilities	69,345	97,657
Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of December 31, 2021 and June 30, 2022; zero shares issued and outstanding as of December 31, 2021 and June 30, 2022	—	—
Common stock, $0.0001 par value; 4,876,000,000 Class A shares authorized as of December 31, 2021 and June 30, 2022; 197,833,195 and 200,192,530 Class A shares issued and outstanding as of December 31, 2021 and June 30, 2022, respectively; 24,000,000 Class B shares authorized as of December 31, 2021 and June 30, 2022; 24,000,000 Class B shares issued and outstanding as of December 31, 2021 and June 30, 2022	22	22
Additional paid-in-capital	2,464,730	2,520,300
Accumulated other comprehensive income (loss)	77	(1,069)
Accumulated deficit	(1,137,851)	(1,358,158)
Total stockholders’ equity	1,326,978	1,161,095
Total liabilities and stockholders’ equity	$1,396,323	$1,258,752
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenue	$1,482	$2,594	$2,426	$4,858
Cost of revenue	2,982	5,767	5,228	9,856
Gross loss	(1,500)	(3,173)	(2,802)	(4,998)
Operating expenses:
Research and development	75,891	85,519	117,325	163,677
Selling, general and administrative	43,466	22,017	59,368	54,232
Total operating expenses	119,357	107,536	176,693	217,909
Loss from operations	(120,857)	(110,709)	(179,495)	(222,907)
Change in fair value of warrants liability	—	—	(326,900)	—
Gain on loan extinguishment	4,183	—	4,183	—
Other income, net	145	2,114	523	2,409
Loss before provision for income taxes	(116,529)	(108,595)	(501,689)	(220,498)
Provision for income taxes	—	—	—	—
Net loss	(116,529)	(108,595)	(501,689)	(220,498)
Accretion of redeemable convertible preferred stock	—	—	(4,135)	—
Net loss attributable to common stockholders	$(116,529)	$(108,595)	$(505,824)	$(220,498)
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.49)	$(4.15)	$(0.99)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	182,382,800	223,785,825	121,800,404	223,159,618
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Net loss	$(116,529)	$(108,595)	$(501,689)	$(220,498)
Other comprehensive income (loss):
Foreign currency translation adjustment	(775)	(1,345)	136	$(1,146)
Comprehensive loss	$(117,304)	$(109,940)	$(501,553)	$(221,644)
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

TuSimple Holdings Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	221,833,195	$22	$2,464,730	$77	$(1,137,851)	$1,326,978
Adjustments for prior periods from adopting ASC 842	—	—	—	—	191	191
Issuance of common stock from exercise of options	534,019	—	871	—	—	871
Issuance of common stock from release of RSUs and SVAs	537,980	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	87,215	—	1,292	—	—	1,292
Vesting of early exercised stock options	—	—	21	—	—	21
Stock-based compensation	—	—	27,527	—	—	27,527
Foreign currency translation adjustment	—	—	—	199	—	199
Net loss	—	—	—	—	(111,903)	(111,903)
Balance as of March 31, 2022	222,992,409	22	2,494,441	276	(1,249,563)	1,245,176
Issuance of common stock from exercise of options	262,548	—	687	—	—	687
Issuance of common stock from release of RSUs and SVAs	937,573	—	—	—	—	—
Vesting of early exercised stock options	—	—	21	—	—	21
Stock-based compensation	—	—	25,151	—	—	25,151
Foreign currency translation adjustment	—	—	—	(1,345)	—	(1,345)
Net Loss	—	—	—	—	(108,595)	(108,595)
Balance as of June 30, 2022	224,192,530	$22	$2,520,300	$(1,069)	$(1,358,158)	$1,161,095
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2022
Cash flows from operating activities:
Net loss	$(501,689)	$(220,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	58,798	52,678
Depreciation and amortization	4,409	5,461
Change in fair value of warrants liability	326,900	—
Gain on loan extinguishment	(4,183)	—
Other adjustments	—	81
Changes in operating assets and liabilities:
Accounts receivable	(130)	(1,203)
Prepaid expenses and other current assets	(11,995)	(6,380)
Operating lease right-of-use assets	—	2,608
Other assets	(752)	2,708
Accounts payable	532	549
Amounts due to joint development partners	5,299	(2,265)
Accrued expenses and other current liabilities	5,947	(8,578)
Operating lease liabilities	—	(2,231)
Other liabilities	1,449	411
Net cash used in operating activities	(115,415)	(176,659)
Cash flows from investing activities:
Purchases of property and equipment	(5,928)	(5,041)
Purchases of intangible assets	(179)	(132)
Proceeds from disposal of property and equipment	100	25
Net cash used in investing activities	(6,007)	(5,148)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of offering costs	54,693	—
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	—	1,292
Proceeds from exercise of warrants for redeemable convertible preferred stock	183,007	—
Proceeds from exercised stock options	253	1,558
Proceeds from issuance of common stock upon initial public offering, net of offering costs	1,030,965	—
Proceeds from issuance of common stock related to private placement	35,000	—
Return of guarantee deposit on related party loan	3,715	—
Principal payments on related party loan	(4,398)	—
Payment of third-party costs in connection with initial public offering	(2,328)	—
Principal payments on capital lease obligations	(382)	—
Principal payments on finance lease obligations	—	(587)
Principal payments on loans	(237)	(747)
Net cash provided by financing activities	1,300,288	1,516
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	118	(877)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,178,984	(181,168)
Cash, cash equivalents, and restricted cash - beginning of period	312,351	1,339,092
Cash, cash equivalents, and restricted cash - end of period	$1,491,335	$1,157,924
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2022
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,489,829	$1,156,418
Restricted cash included in prepaid expenses and other current assets	1,506	1,506
Total cash and cash equivalents, and restricted cash	$1,491,335	$1,157,924

Supplemental disclosure of cash flow information:
Cash paid for interest	$386	$546
Supplemental schedule of non-cash investing and financing activities:
Acquisitions of property and equipment included in current liabilities	$1,807	$1,103
Accretion of redeemable convertible preferred stock	$4,135	$—
Vesting of early exercised stock options	$42	$42
Exercise of liability-classified warrants	$369,352	$—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$1,282,916	$—
Issuance costs incurred in connection with initial public offering included in current liabilities	$1,263	$—
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
The Company determines if a contract contains a lease based on whether it has the right to obtain substantially all of the economic benefits from the use of an identified asset and whether it has the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which the Company does not own. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized as the lease liability, adjusted for lease incentives received. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate (“IBR”) because the interest rate implicit in most of the Company’s leases is not readily determinable. Lease payments may be fixed or variable, however, only fixed payments or in-substance fixed payments are included in the Company’s lease liability calculation. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred.
The Company has lease agreements with lease and non-lease components and has elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component. Additionally, the Company has determined that certain leases previously identified as build-to-suit leasing arrangements under legacy accounting (ASC 840), were derecognized pursuant to the transition guidance provided for build-to-suit leases in ASC 842. Accordingly, these leases have been reassessed as operating leases as of the adoption date under ASC 842, and are included on the condensed consolidated balance sheet as of June 30, 2022.
The Company has leases that include one or more options to extend the lease term for up to five years and some of its leases include options to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.
Operating leases are included within operating lease ROU assets, operating lease liabilities, current, and operating lease liabilities, noncurrent on the Company's condensed consolidated balance sheet as of June 30, 2022. Finance leases are included in property and equipment, net, accrued expenses and other current liabilities, and other liabilities on the Company's condensed consolidated balance sheets as of June 30, 2022.

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
Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and the accompanying notes. Sales and marketing expense and general and administrative expense have been reclassified to selling, general and administrative expense.
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
Recently Issued Accounting Pronouncements
There have been no recent accounting pronouncements since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2021, that may have a material impact on the Company's condensed consolidated financial statements.
Note 2. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$1,077,550	$1,077,550	$—	$—
Total	$1,077,550	$1,077,550	$—	$—

	As of June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$925,228	$925,228	$—	$—
Total	$925,228	$925,228	$—	$—
Warrants Liability
In February and March 2021, TRATON Group (“TRATON”) and its subsidiary Navistar, Inc. (“Navistar”) exercised warrants to purchase 4,331,644 and 9,477,073 shares of Series E-2 and Series E redeemable convertible preferred stock at an exercise price of $11.31 and $14.14, resulting in proceeds of $49.0 million and $134.0 million, respectively. Immediately prior to their exercise, the fair value of the then existing warrants liability was remeasured using the Black-Scholes option-pricing model, resulting in a loss upon remeasurement of $326.9 million. The warrants exercised by TRATON represented only a portion of their total and the unexercised warrants expired as of the exercise date. As of June 30, 2022, there were no warrants outstanding.

The Company used the following assumptions in the model:

	As of
	February 26, 2021	March 19, 2021
Fair value of underlying securities	$40.00	$40.00
Expected volatility	62.95%	60.85%
Expected term (in years)	1.76	0.79
Risk-free interest rate	0.14%	0.08%
Note 3. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net as of December 31, 2021 and June 30, 2022, was as follows (in thousands):

	As of
	December 31, 2021	June 30, 2022
Electronic equipment	$12,761	$13,529
Office and other equipment	9,423	12,045
Vehicles	21,043	18,870
Leasehold improvements	11,984	10,425
Buildings	—	1,841
Construction in progress	5,258	879
Property and equipment, gross	60,469	57,589
Accumulated depreciation and amortization	(24,416)	(26,184)
Property and equipment, net	$36,053	$31,405
Depreciation and amortization expense was $2.3 million and $4.4 million for the three and six months ended June 30, 2021, respectively, and $2.8 million and $5.5 million for the three and six months ended June 30, 2022, respectively.
As of December 31, 2021, property and equipment financed under capital leases was $3.3 million, net of accumulated amortization of $2.5 million. As of June 30, 2022, property and equipment under finance leases was $4.4 million, net of accumulated depreciation of $0.7 million.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2021 and June 30, 2022 were as follows (in thousands):

	As of
	December 31, 2021	June 30, 2022
Accrued payroll	$33,225	$21,263
Accrued information technology services	1,625	3,750
Accrued professional fees	1,938	1,133
Finance lease liabilities, current	—	971
Other	4,910	7,412
Accrued expenses and other current liabilities	$41,698	$34,529

Leases
The balances for the operating and finance leases where the Company is the lessee are presented within the consolidated balance sheets as follows (in thousands):

As of June 30, 2022
Operating leases:
Operating lease right-of-use assets	$41,641

Operating lease liabilities, current	$2,905
Operating lease liabilities, noncurrent	41,156
Total operating lease liabilities	$44,061

Finance leases:
Property and equipment, at cost	$5,134
Accumulated depreciation	(726)
Property and equipment, net	$4,408

Accrued expenses and other current liabilities	$971
Other liabilities	3,677
Total finance lease obligations	$4,648
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease expense:
Operating lease expense (1)	$2,285	$4,290

Finance lease expense:
Amortization of leased assets	$364	$727
Interest on lease liabilities	146	299
Total finance lease expense	$510	$1,026

Total lease expense	$2,795	$5,316
(1)    Includes short-term leases and variable lease costs, which are immaterial.
Other information related to leases where the Company is the lessee is as follows:

As of June 30, 2022
Weighted-average remaining lease term:
Operating leases	8.9 years
Finance leases	3.3 years

Weighted-average discount rate:
Operating leases	4.4%
Finance leases	12.7%

Supplemental cash flow information related to leases where the Company is the lessee is as follows (in thousands):

Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,998
Operating cash flows from finance leases (interest payments)	$299
Financing cash flows from finance leases	$587
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$47,419
Finance lease liabilities	$5,240
As of June 30, 2022, the maturities of the Company's operating and financing lease liabilities (excluding short-term leases) are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$1,005	$791
2023	7,577	1,386
2024	7,111	1,398
2025	6,938	2,200
2026	7,129	103
Thereafter	24,134	—
Total minimum lease payments	53,894	5,878
Less: imputed interest	(9,833)	(1,230)
Present value of minimum lease payments	44,061	4,648
Less: current portion	(2,905)	(971)
Lease obligations, noncurrent	$41,156	$3,677

As of June 30, 2022, the Company has additional leases for facilities that have not yet commenced with lease obligations of $1.2 million. These leases will commence between 2022 and 2023 with lease terms of four to five years. This table does not include lease payments related to these leases.
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

Note 5. Stock-Based Compensation
Equity Compensation Plans
The Company maintains three equity compensation plans that provide for the issuance of shares of our Class A common stock to our employees, directors, and consultants: the 2017 Share Plan (the “2017 Plan”), the 2021 Equity Incentive Plan (the “2021 Plan”), and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which have all been approved by the board of directors. Following the Company's initial public offering ("IPO") in 2021, the 2017 Plan was terminated, but continues to govern the terms and conditions of the outstanding awards previously granted under the 2017 Plan. Subsequent to the IPO, the Company has only issued awards under the 2021 Plan and the ESPP. These plans provide for the issuance of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted shares, restricted stock units (“RSUs”), share value awards (“SVAs”), stock appreciation rights (“SARs”), and other awards.
2021 Employee Stock Purchase Plan
During the six months ended June 30, 2022, 87,215 shares were purchased under the 2021 ESPP at a weighted-average price of $14.81 per share resulting in cash proceeds of $1.3 million.
Stock Options
A summary of the stock option activity, including the CEO Performance Award, for the six months ended June 30, 2022 is as follows (in thousands, except share amounts, per share amounts, and years):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	7,684,778	$12.91	9.04	$188,722
Exercised	(796,567)	$1.96
Cancelled/Forfeited	(1,864,458)	$18.41
Outstanding at June 30, 2022	5,023,753	$12.60	5.88	$12,133
Vested and exercisable at June 30, 2022	2,039,977	$5.31	6.00	$6,968
As of June 30, 2022, there was $17.5 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average service period of 2.66 years.

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
In connection with the separation of the former CEO, a total of 1,850,000 stock options were modified, of which 440,000 were vested as of the modification date. The terms of the modification allow for continued vesting of the unvested stock options for the twelve-month period following the separation date ("transition period"), subject to the provision of advisory services throughout the transition period. Upon the completion of such continuous services, all stock options subject to vesting shall become vested and exercisable. Each of the modified stock options, including those vested and outstanding as of the modification date, shall remain outstanding and exercisable until the earlier of: (x) the date on which any of the Company's outstanding stock options are terminated in connection with a corporate transaction, (y) the original expiration date applicable to such stock options, and (z) the second anniversary of the date on which the transition services with the Company are terminated. The Company determined the continuous service provisions were in-substance an acceleration of the unvested awards and the incremental cost related to the modified options was recorded immediately upon the separation date. Additionally, 175,000 outstanding and unvested RSUs had their vesting accelerated in full as of the separation date. As a result of these modifications, the Company recorded incremental stock compensation expense of $13.9 million during the six months ended June 30, 2022.

RSUs
The following table summarizes the activity related to RSUs for the six months ended June 30, 2022:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value per Share
Unvested and outstanding at December 31, 2021	5,949,798	$46.54
Granted	5,822,841	$9.48
Vested	(1,349,522)	$38.52
Cancelled	(1,113,273)	$45.12
Unvested and outstanding at June 30, 2022	9,309,844	$24.69
Vested and outstanding at June 30, 2022	3,021	$19.36
SVAs
The following table summarizes the activity related to SVAs for the six months ended June 30, 2022:

	SVAs Outstanding	Weighted-Average Grant Date Fair Value per Share
Unvested and outstanding at December 31, 2021	315,559	$5.29
Vested	(113,449)	$4.39
Cancelled	(24,166)	$2.97
Unvested and outstanding at June 30, 2022	177,944	$6.18
Vested and outstanding at June 30, 2022	—	$—
As of June 30, 2022, there was $202.2 million of unrecognized stock-based compensation expense related to RSUs and SVAs, which is expected to be recognized over a weighted-average service period of 2.72 years.
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Research and development	$25,469	$22,392	$27,138	$39,856
Selling, general and administrative	27,040	2,759	31,660	12,822
Total stock-based compensation expense	$52,509	$25,151	$58,798	$52,678
Note 6. Income Taxes
The Company’s effective tax rate was 0% for the six months ended June 30, 2022, which is lower than the U.S. federal rate of 21% and was primarily due to valuation allowances recorded on current year losses. As of June 30, 2022, the Company continues to maintain a full valuation allowance against its U.S. and foreign net deferred tax assets due to significant negative evidence, including cumulative losses in the most recent three-year period and the Company’s assessment that it is not more likely than not that the net deferred tax assets will be realized.
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

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Numerator:
Net loss	$(116,529)	$(108,595)	$(501,689)	$(220,498)
Less: Accretion of redeemable convertible preferred stock	—	—	(4,135)	—
Net loss attributable to common stockholders, basic and diluted	$(116,529)	$(108,595)	$(505,824)	$(220,498)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	182,382,800	223,785,825	121,800,404	223,159,618
Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.49)	$(4.15)	$(0.99)
The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or because issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	As of June 30,
	2021	2022
Options to purchase common stock	15,269,083	5,023,753
RSUs subject to future vesting	2,285,275	9,309,844
SVAs subject to future vesting	514,206	177,944
Early exercised options subject to future vesting	50,000	30,000
Common stock contingently issuable under ESPP	—	166,466
Total	18,118,564	14,708,007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
When used in this report, the terms “TuSimple”, “Company”, “we”, “us”, and “our” mean TuSimple Holdings Inc. and all subsidiaries.
We are an autonomous technology company that is working to revolutionize the estimated $4 trillion global truck freight market. We have developed industry-leading autonomous technology specifically designed for semi-trucks, which has enabled us to build the world’s first Autonomous Freight Network (“AFN”) in partnership with world-class shippers, carriers, railroads, freight brokers, fleet asset owners, and truck hardware partners. We believe that our technology and our AFN will make long haul trucking significantly safer as well as more reliable, efficient, and environmentally friendly, creating significant benefits for all who rely on the freight ecosystem to deliver essential goods.
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
•TuSimple Capacity. Our fleet of purpose-built L4 autonomous semi-trucks, financed through third party fleet asset owners, will serve users that desire access to safe, reliable, low cost, and more environmentally friendly freight transportation, without owning semi-truck assets. Users of TuSimple Capacity can range from relatively smaller users of freight logistics to large shippers, carriers, and railroads seeking to supplement their own captive fleet for incremental freight capacity. We will charge users of TuSimple Capacity a per mile rate to ship freight, which we expect will be at a meaningful discount to prevailing market freight rates. We believe that our competitive advantage in terms of pricing will be enabled by our anticipated cost structure, which is expected to be significantly lower than that of human-operated semi-trucks. Users are expected to benefit directly from lower shipping costs compared to conventional truck freight.
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

We have developed a robust ecosystem of shippers, carriers, railroads, freight brokers, fleet asset owners, and third-party service providers, including UPS, McLane, U.S. Xpress, Werner, Schneider, Ryder, DHL, Union Pacific, and CN, that provide critical validation and enhance the network effect benefits of our approach. We believe that our partnership network creates a significant and sustainable competitive advantage, especially as we work with shippers, carriers, and railroads to strategically locate our AFN terminals near their distribution centers. We believe the continued growth of our AFN infrastructure and partnerships will continue to improve our user experience and drive more users to our platform, which will allow us to further densify our strategic terminal network and reinforce rapid network growth. We currently expect to initially commercialize in the “Texas triangle,” a major freight area running between Dallas, San Antonio, and Houston, under our TuSimple Capacity, by the end of 2023.
Coronavirus (“COVID-19”) Impact
The extensive impact of the COVID-19 pandemic and the measures taken in response thereto has resulted and will likely continue to result in significant disruption to the global economy, as well as businesses and capital markets around the world. In an effort to halt the spread of COVID-19, a number of countries, states, counties and other jurisdictions have imposed, and may impose in the future, various measures, including but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, limitations on gatherings of people, reduced operations, extended closures of businesses and vaccine requirements.
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
•Operations and Supply Chain. As a result of COVID-19, we experienced delays in our supply chains, which temporarily limited our ability to outfit semi-trucks with key components during the initial stages of the pandemic; however, we have not experienced material disruptions in our shipping activity or in our ability to continue developing our AFN to date. In the future, we may experience supply chain disruptions from third party suppliers and any such supply chain disruptions could cause delays in our development timelines. We will continue to monitor the situation for any potential adverse impacts and execute appropriate countermeasures, as necessary.
While we have not experienced significant disruptions to our business due to the COVID-19 pandemic to date, the broader and long-term implications of the COVID-19 pandemic, and the measures taken in response thereto, on our workforce, operations and supply chain, user demand, results of operations, and overall financial performance remain uncertain.
See Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for further discussion of the possible impact of COVID-19 on our business.
Operational Highlights

	As of June 30,		% Change
	2021	2022
Research and Development (R&D) Full Time Employees ("FTEs")	~860	~1,080	26%
Global FTEs	~1,200	~1,430	19%
Patents Issued	318	445	40%
Cumulative Road Miles (in thousands)(1)	~4,600	~8,100	76%
Total Truck Reservations (EOQ)(2)	6,775	7,485	10%
Total Mapped Miles (EOQ)(3)	~8,500	~11,400	34%
Revenue Miles (in thousands)(4)(5)	~1,480	~2,180	47%
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
(5) Revenue Miles presented above are non-cumulative and represent activity for the six months ended June 30, 2021 and 2022.

Highlights for Q2 2022
Cumulative Road Miles driven and Total Mapped Miles increased 76% and 34%, respectively, to approximately 8.1 million and approximately 11,400, respectively, as of June 30, 2022 as we continued expansion of our AFN.
We experienced strong growth in our TuSimple Capacity operations, achieving approximately 2.2 million Revenue Miles for the six months ended June 30, 2022, an increase of 47% from the same period in the prior year, as we expanded our operations and continued to grow our customer base.
Demand for our planned purpose-built L4 autonomous semi-trucks continued to grow as our Carrier-Owned Capacity reservations increased 10%, totaling approximately ~7,485 as of June 30, 2022.
Our Patents Issued increased 40% as we continued to add world-class talent to our R&D team.
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
Results of Operations
The following table sets forth our condensed consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenue	$1,482	$2,594	$2,426	$4,858
Cost of revenue	2,982	5,767	5,228	9,856
Gross loss	(1,500)	(3,173)	(2,802)	(4,998)
Operating expenses:
Research and development (1)	75,891	85,519	117,325	163,677
Selling, general and administrative (1)	43,466	22,017	59,368	54,232
Total operating expenses	119,357	107,536	176,693	217,909
Loss from operations	(120,857)	(110,709)	(179,495)	(222,907)
Change in fair value of warrants liability	—	—	(326,900)	—
Gain on loan extinguishment	4,183	—	4,183	—
Other income, net	145	2,114	523	2,409
Loss before provision for income taxes	(116,529)	(108,595)	(501,689)	(220,498)
Provision for income taxes	—	—	—	—
Net loss	(116,529)	(108,595)	(501,689)	(220,498)
Accretion of redeemable convertible preferred stock	—	—	(4,135)	—
Net loss attributable to common stockholders	$(116,529)	$(108,595)	$(505,824)	$(220,498)

(1)	Includes stock-based compensation expense as follows (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Research and development	$25,469	$22,392	$27,138	$39,856
Selling, general and administrative	27,040	2,759	31,660	12,822
Total stock-based compensation expense	$52,509	$25,151	$58,798	$52,678
Comparison of the Three and Six Months Ended June 30, 2021 and 2022
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2021	2022	% Change	2021	2022	% Change

Revenue	$1,482	$2,594	75%	$2,426	$4,858	100%

Three Months Ended June 30, 2022 Compared with the Same Period in 2021
Revenue increased by $1.1 million, or 75%, in the three months ended June 30, 2022 compared to the same period in the prior year, primarily due to growth in our business from a higher number of revenue-generating trucks in TuSimple and partners' fleets, increases in revenue miles and rate per mile rates, and customer mix improvements. During the three months ended June 30, 2022, we expanded our revenue-miles by 33% from the same period in the prior year as a result of expanded routes and commercial partnerships.
Six Months Ended June 30, 2022 Compared with the Same Period in 2021
Revenue increased by $2.4 million, or 100%, in the six months ended June 30, 2022 compared to the same period in the prior year, primarily due to growth in our business from a higher number of revenue-generating trucks in TuSimple and partners' fleets, increases in revenue miles and rate per mile rates, and customer mix improvements. During the six months ended June 30, 2022, we expanded our revenue-miles by 47% from the same period in the prior year as a result of expanded routes and commercial partnerships.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2021	2022	% Change	2021	2022	% Change

Cost of revenue	$2,982	$5,767	93%	$5,228	$9,856	89%
Three Months Ended June 30, 2022 Compared with the Same Period in 2021
Cost of revenue increased by $2.8 million, or 93%, in the three months ended June 30, 2022 compared to the same period in the prior year, primarily due to increased operating costs associated with the generation of revenue, including fuel, truck fleet operating costs, maintenance and driver compensation. Gross loss margin for the three months ended June 30, 2022 was 122%, a deterioration from the gross loss margin for the same period of the prior year of 101%. This deterioration in gross loss margin was primarily a result of increased fuel and insurance costs, which rose faster than our increases in revenue rates.
Six Months Ended June 30, 2022 Compared with the Same Period in 2021
Cost of revenue increased by $4.6 million, or 89%, in the six months ended June 30, 2022 compared to the same period in the prior year, primarily due to increased operating costs associated with the generation of revenue, including fuel, truck fleet operating costs, maintenance and driver compensation. Gross loss margin for the six months ended June 30, 2022 was 103%, an improvement from the gross loss margin for the same period of the prior year of 115%. This improvement in gross loss margin was primarily a result of increased revenue-miles per truck, improved customer and truck channel mix, and improved truck utilization and cost leverage.
Research and Development (R&D)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2021	2022	% Change	2021	2022	% Change

Research and development	$75,891	$85,519	13%	$117,325	$163,677	40%
Three Months Ended June 30, 2022 Compared with the Same Period in 2021
R&D expenses increased by $9.6 million, or 13%, in the three months ended June 30, 2022 compared to the same period in the prior year. The increase was primarily attributable to an increase in equipment, supplies, and materials from a higher number of semi-trucks in our fleet. The remainder of the increase in R&D expenses was primarily driven by increases in: depreciation, allocated facility costs, and personnel-related costs as a result of an increase in employee headcount in the ordinary course of business.
Six Months Ended June 30, 2022 Compared with the Same Period in 2021
R&D expenses increased by $46.4 million, or 40%, in the six months ended June 30, 2022 compared to the same period in the prior year. The increase was primarily attributable to an increase in personnel-related costs, mainly driven by an increase in employee headcount in the ordinary course of business and increased stock-based compensation expense. The remainder of the increase in R&D expenses was primarily driven by increases in: depreciation, allocated facility costs, and equipment, supplies, and materials from a higher number of semi-trucks in our fleet.

Selling, General and Administrative (SG&A)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2021	2022	% Change	2021	2022	% Change

Selling, general and administrative	$43,466	$22,017	(49)%	$59,368	$54,232	(9)%
Three Months Ended June 30, 2022 Compared with the Same Period in 2021
SG&A expenses decreased by $21.4 million, or 49%, in the three months ended June 30, 2022 compared to the same period in the prior year. The decrease was primarily attributable to a one-time stock-based compensation expense incurred relating to the IPO in the prior year, offset slightly by increases in: office and facility-related costs, information technology costs, and legal, accounting and other professional services as we expand our business processes and operational capabilities in line with our status as a public reporting company.
Six Months Ended June 30, 2022 Compared with the Same Period in 2021
SG&A expenses decreased by $5.1 million, or 9%, in the six months ended June 30, 2022 compared to the same period in the prior year. The decrease was primarily attributable to a one-time stock-based compensation expense incurred relating to the IPO in the prior year, offset by increases in: personnel-related costs, due to continued hiring over the period, office and facility-related costs, sales and marketing expenses as we focus on expanding our business by attending trade shows and conferences, and legal, accounting and other professional services as we expand our business processes and operational capabilities in line with our status as a public reporting company.
Gain on Loan Extinguishment

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2021	2022	% Change	2021	2022	% Change

Gain on loan extinguishment	$4,183	$—	*	$4,183	$—	*
* Percentage not meaningful
Six Months Ended June 30, 2022 Compared with the Same Period in 2021
Gain on loan extinguishment of $4.2 million for the six months ended June 30, 2021 was driven by the forgiveness of the PPP loan by the lender.
Change in Fair Value of Warrants Liability

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2021	2022	% Change	2021	2022	% Change

Change in fair value of warrants liability	$—	$—	*	$(326,900)	$—	*
* Percentage not meaningful
Six Months Ended June 30, 2022 Compared with the Same Period in 2021
Loss from the change in fair value of warrants liability of $326.9 million for the six months ended June 30, 2021 was driven by the remeasurement of redeemable convertible preferred stock warrants at fair value immediately prior to their exercise dates during the period.
Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2021	2022	% Change	2021	2022	% Change

Other income, net	$145	$2,114	1358%	$523	$2,409	361%
Three Months Ended June 30, 2022 Compared with the Same Period in 2021
Other income, net increased by $2.0 million, or 1,358%, in the three months ended June 30, 2022 compared to the same period in the prior year primarily due to interest income earned on money market funds.

Six Months Ended June 30, 2022 Compared with the Same Period in 2021
Other income, net increased by $1.9 million, or 361%, in the six months ended June 30, 2022 compared to the same period in the prior year primarily due to interest income earned on money market funds.
Key Metric and Non-GAAP Financial Measure

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2021	2022	% Change	2021	2022	% Change
Loss from operations	$(120,857)	$(110,709)	(8)%	$(179,495)	$(222,907)	24%
Adjusted EBITDA(1)	$(65,953)	$(82,675)	25%	$(116,087)	$(162,911)	40%

(1) Adjusted EBITDA is a non-GAAP financial measure. For more information regarding our use of this financial measure and a reconciliation of this financial measure to the most comparable GAAP measure, see “Reconciliation of Non-GAAP Financial Measure.”

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
We calculate Adjusted EBITDA as loss from operations, adjusted to exclude:
•depreciation and amortization;
•stock-based compensation expense;
•non-recurring restructuring expenses; and
•finance lease interest expense included within cost of sales.
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
The following table provides a reconciliation of reported net loss from operations determined in accordance with GAAP to non-GAAP adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Loss from Operations	$(120,857)	$(110,709)	$(179,495)	$(222,907)
Stock-based compensation expense	52,509	25,151	58,798	52,678
Depreciation and amortization	2,299	2,726	4,409	5,461
Nonrecurring restructuring expenses	—	—	—	1,568
Interest expense	96	157	201	289
Adjusted EBITDA	$(65,953)	$(82,675)	$(116,087)	$(162,911)

Liquidity and Capital Resources
We have financed our operations primarily through the sale of capital stock, which has historically been sufficient to meet our working capital and capital expenditure requirements. As of June 30, 2022, our principal sources of liquidity were $1.2 billion of cash and cash equivalents, exclusive of restricted cash of $1.5 million. Cash and cash equivalents consist primarily of cash on deposit with banks, certificates of deposit, and money market funds. Based on our current operating plan, we believe that our existing cash and cash equivalents and anticipated cash generated from sales of our services, will be sufficient to meet our anticipated cash needs for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2022
Net cash (used in) provided by:
Operating activities	$(115,415)	$(176,659)
Investing activities	$(6,007)	$(5,148)
Financing activities	$1,300,288	$1,516
Operating Activities
Net cash used in operating activities was $115.4 million and $176.7 million for the six months ended June 30, 2021 and 2022, respectively. The increase was primarily due to an increase in net losses as we continue to operate, develop, and expand our AFN and L4 autonomous semi-truck technology, grow our research and development and general support personnel, and incur incremental expenses associated with being a public company.
Investing Activities
Net cash used in investing activities was $6.0 million and $5.1 million for the six months ended June 30, 2021 and 2022, respectively, as we continue to invest in technological assets and equipment to expand our AFN.
Additionally, non-cash acquisitions of property and equipment included in liabilities were $1.8 million and $1.1 million for the six months ended June 30, 2021 and 2022, respectively.
Financing Activities
Net cash provided by financing activities was $1.3 billion for the six months ended June 30, 2021 as we received significant proceeds from the sale of Class A common stock in our IPO and concurrent private placement of $1.0 billion, proceeds from the exercise of warrants for redeemable convertible preferred stock of $183.0 million, and net proceeds from the issuance of redeemable convertible preferred stock of $54.7 million. Net cash provided by financing activities was $1.5 million for the six months ended June 30, 2022 related to proceeds received from the issuance of shares related to the exercise of stock options by employees and purchases under our Employee Stock Purchase Plan.
Material Cash Requirements
At June 30, 2022, there were future minimum lease payments of $5.9 million and $53.9 million for finance and operating leases, respectively.

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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, except as described in Note 1. Description of Business and Summary of Significant Accounting Policies to our condensed consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to the Company's market risk during the first six months of 2022. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the 2021 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Certain factors may have a material adverse effect on our business, financial condition, results of operations and prospects. You should carefully consider the risks and uncertainties described below, together with the information found under Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021, and all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the accompanying notes, included elsewhere in this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity, results of operations, prospects, and the market price of our Class A common stock.
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
Reservations for our purpose-built L4 autonomous semi-trucks are cancellable
As of June 30, 2022, we have accepted 7,485 reservations for our purpose-built L4 autonomous semi-truck. Until the customer enters into a purchase agreement for our purpose-built L4 autonomous semi-truck, which is within the discretion of the customer, the reservation can be canceled and the customer is entitled to a full refund of its deposit. We have not entered into purchase agreements with any of our customers that have reserved our purpose-built L4 autonomous semi-trucks.
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
Strategic business relationships are and will continue to be an important factor in the growth and success of our business. We have alliances and partnerships with other companies in the trucking and automotive industry to help us in our efforts to continue to enhance our technology, commercialize our solutions, and drive market acceptance. We have established a partnership with leading semi-truck manufacturer TRATON, specifically with its Navistar and Scania semi-truck brands, and leading suppliers to co-develop and validate critical components required for L4 autonomous semi-trucks. We will also need to identify and negotiate additional relationships with other third parties, such as those who can provide service centers, maintenance, refueling, roadside service, towing, sensor support, and financing services. We may not be able to successfully identify and negotiate definitive agreements with these third parties to provide the services we would require on terms that are attractive or at all, which would cause us to incur increased costs to develop and provide these capabilities.
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

We rely on third party suppliers and because some of the raw materials and key components in our products come from limited or sole sources of supply, we are susceptible to supply shortages, long lead times for components, and supply changes, which have disrupted and may continue to disrupt our supply chain and could delay deliveries of our products to users.
All of the components that are used to outfit semi-trucks with our autonomous technology and that will be used to manufacture our purpose-built L4 autonomous semi-trucks are sourced from third-party suppliers. To date, the semi-trucks we have used have had our autonomous technology added to an existing semi-truck design. We do not have any experience in managing a large supply chain to manufacture and deliver products at scale. In addition, some of the key components used to manufacture our L4 autonomous semi-trucks come from limited or sole sources of supply. For example, we depend on actuation suppliers to develop and design redundant actuation for steering, braking, and engine transmission. We are also dependent on our suppliers’ production timeline for supplying automotive-grade LiDAR at scale. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, our agreements with our third party suppliers are non-exclusive. Our suppliers may dedicate more resources to other companies, including our competitors. We have already and may in the future experience component shortages and price fluctuations of certain key components and materials, and the predictability of the availability and pricing of these components may be limited. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the situation in Ukraine, could negatively impact our ability to acquire such key components or materials. Component shortages or pricing fluctuations could be material in the future. In the event of a component shortage, supply interruption or material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill user orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, may adversely affect our ability to meet scheduled product deliveries to users. This could adversely affect our relationships with our users and could cause delays in our ability to expand our operations, including with our partners manufacturing purpose-built L4 autonomous semi-trucks. Even where we are able to pass increased component costs along to our users, there may be a lapse of time before we are able to do so such that we must absorb the increased cost initially. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to have sufficient ability to meet user demand, which may result in users using competitive services instead of ours.
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
We have not recognized a material amount of revenue to date and had an accumulated deficit of $1.4 billion as of June 30, 2022. We have developed and launched our AFN but there can be no assurance that it will be commercially successful at scale. Our potential profitability is dependent upon a number of factors, many of which are beyond our control.

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
We have recently experienced a period of rapid growth in our headcount and operations. Our number of full-time employees has increased significantly over the last few years, from approximately 130 employees as of January 1, 2018 to approximately 1,430 full-time employees as of June 30, 2022. The recent rapid growth in our business has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, and financial resources, as well as our infrastructure. We plan to continue to expand our operations in the future. Our success will depend in part on our ability to manage this growth effectively and execute our business plan. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures.
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
Any delay in the manufacture, launch, and financing of our purpose-built L4 autonomous semi-trucks could materially damage our brand, business, prospects, financial condition, and operating results. Vehicle manufacturers often experience, and are currently experiencing, delays in the manufacture and commercial release of new products. To the extent we delay the launch of our purpose-built L4 autonomous semi-trucks, our growth prospects could be adversely affected. Furthermore, we rely on third party suppliers for the provision and development of many of the key components and materials that will be used in our existing L4 autonomous semi-trucks and those that will be purpose-built. To the extent our suppliers experience any delays in providing us with or developing necessary components, including as a result of the ongoing global shortage of computer chips, we could experience delays in delivering on our timelines.
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
The extent to which COVID-19 impacts our, and those of our partners and potential users, business, results of operations, and financial condition will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the occurrence of future outbreaks from new variants, duration and spread of the outbreaks, their severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even if the COVID-19 outbreak subsides, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
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
Risks Related to Regulations
Our business may be adversely affected by changes in automotive safety regulations, enforcement of such regulations, or concerns that drive further regulation of the automobile safety market.
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
The costs of complying with safety regulations could increase as regulators impose more stringent compliance and reporting requirements in response to product recalls and safety issues in the automotive industry. As the semi-trucks that carry our systems go into production, we will be subject to existing stringent requirements under the National Traffic and Motor Vehicle Safety Act of 1966 (the “Vehicle Safety Act”), including a duty to report, subject to strict timing requirements, safety defects. The Vehicle Safety Act imposes potentially significant civil penalties for violations including the failure to comply with such reporting actions. We are also subject to the existing U.S. Transportation Recall Enhancement, Accountability and Documentation Act (the “TREAD Act”), which requires motor vehicle equipment manufacturers, such as us, to comply with “Early Warning” requirements by reporting certain information to the National Highway Traffic Safety Administration (the “NHTSA”) such as information related to defects or reports of injury. The TREAD Act imposes criminal liability for violating such requirements if a defect subsequently causes death or bodily injury. In addition, the National Traffic and Motor Vehicle Safety Act authorizes NHTSA to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with U.S. federal motor vehicle safety standards. Sales into foreign countries may be subject to similar regulations. In April 2022, the Federal Motor Carrier Safety Administration initiated an investigation into an accident involving one of our trucks, caused by human error, which resulted in no injuries and minor damage to the vehicle. We have cooperated with and intend to continue to cooperate with the investigation. If we cannot rapidly address any safety concerns or defects with our products, our business, results of operations, and financial condition will be adversely affected.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Our Founders, Mo Chen and Xiaodi Hou, are the only holders of our shares of Class B common stock and, as of June 30, 2022, together hold approximately 59% of the voting power of the outstanding common stock. Because of the ten-to-one voting ratio between Class B and Class A common stock, our Founders will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 50% of all outstanding voting power of our Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.
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
In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims related to regulatory compliance and reporting requirements that become applicable after transitioning from a private company. Regardless of the merits or the ultimate results of such litigation, securities litigation brought against us could result in substantial costs, divert our management’s attention from other business concerns and could have a material adverse effect on our business, results of operations and financial condition.
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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-40326	3.1	5/11/2021
10.1**†	Separation Agreement dated as of June 15, 2022 by and between TuSimple Holdings Inc. and Patrick Dillon.	8-K	001-40326	10.1	6/15/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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
** Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
† Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TuSimple Holdings Inc.

Date: August 8, 2022	By:	/s/ Xiaodi Hou
Xiaodi Hou
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Eric Tapia
Eric Tapia
Interim Chief Financial Officer (Principal Financial Officer)