Form 10-Q
period 2022-09-30
TuSimple Holdings Inc.
filed 2023-07-17
CIK 1823593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the number of shares of the registrant’s Class A common stock outstanding was 204,336,269 and the number of shares of the registrant’s Class B common stock outstanding was 24,000,000.

EXPLANATORY NOTE

As previously reported, we were unable to file this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended on March 31, 2023, with the Securities and Exchange Commission ("SEC") on a timely basis, and we foresee being unable to timely file our Quarterly Report on Form 10-Q for the quarter ended on June 30, 2023 as a result of our prior independent registered public accounting firm's resignation on November 17, 2022. An overview of certain developments that occurred since November 17, 2022 is included in this Quarterly Report on Form 10-Q in Part I, Item 1, Note 9, under "Subsequent Events," in Part I, Item 2, under "Recent Developments" and in Part II, Item 1A, under “Our failure to timely file periodic reports with the SEC may result in the delisting of our Class A common stock." Except as otherwise noted, the information in this report speaks as of the period covered thereby.

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
•our ability to scale our Autonomous Freight Network ("AFN");
•our ability to attract new users to our products and services;
•our ability to increase reservations for our purpose-built Level 4 ("L4") autonomous semi-trucks;
•our ability to effectively manage our business strategy and future expenses;
•the estimated timing for when additional routes will be available;
•our ability to compete in a market that is rapidly evolving and subject to technological developments;
•our estimated total addressable market, the market for autonomous truck and freight transport solutions, and our market position;
•our ability to successfully collaborate with business partners and the willingness of business partners to work with us;
•our ability to obtain, maintain, protect, and enforce our intellectual property;
•our ability to comply with modified or new laws and regulations applicable to our business or industry;
•our involvement in and ability to resolve on favorable terms, if at all, any regulatory or government actions, inquiries or investigations, or securities litigation;
•our ability to attract and retain employees with the technical skills we require and other key personnel;
•our ability to achieve our driver-out milestones on the timeline expected;
•our anticipated investments in research and development and sales and marketing, and the effect of these investments on our results of operations;
•the increased expenses associated with being a public company; and
•the potential impact of inflation, rising interest rates, wars and other global hostilities on our and our partners’ business and results of operations, and on the global supply chain and economy generally.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Item 1A. “Risk Factors,” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the "SEC") on February 24, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.
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

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
TuSimple Holdings Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31, 2021	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,337,586	$871,360
Short-term investments	—	197,786
Accounts receivable, net	1,599	2,988
Prepaid expenses and other current assets	13,995	18,582
Total current assets	1,353,180	1,090,716
Property and equipment, net	36,053	38,226
Operating lease right-of-use assets	—	46,370
Other assets	7,090	4,951
Total assets	$1,396,323	$1,180,263
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,544	$6,666
Amounts due to joint development partners	7,394	4,791
Accrued expenses and other current liabilities	41,698	40,412
Short-term debt	1,524	1,613
Capital lease liabilities, current	766	—
Operating lease liabilities, current	—	5,983
Total current liabilities	55,926	59,465
Capital lease liabilities, noncurrent	2,872	—
Operating lease liabilities, noncurrent	—	41,920
Long-term debt	5,543	4,086
Other liabilities	5,004	6,026
Total liabilities	69,345	111,497
Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of December 31, 2021 and September 30, 2022; zero shares issued and outstanding as of December 31, 2021 and September 30, 2022	—	—
Common stock, $0.0001 par value; 4,876,000,000 Class A shares authorized as of December 31, 2021 and September 30, 2022; 197,833,195 and 201,096,947 Class A shares issued and outstanding as of December 31, 2021 and September 30, 2022, respectively; 24,000,000 Class B shares authorized as of December 31, 2021 and September 30, 2022; 24,000,000 Class B shares issued and outstanding as of December 31, 2021 and September 30, 2022	22	22
Additional paid-in-capital	2,464,730	2,544,499
Accumulated other comprehensive income (loss)	77	(4,436)
Accumulated deficit	(1,137,851)	(1,471,319)
Total stockholders’ equity	1,326,978	1,068,766
Total liabilities and stockholders’ equity	$1,396,323	$1,180,263
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenue	$1,785	$2,653	$4,211	$7,511
Cost of revenue	3,487	5,436	8,715	15,292
Gross loss	(1,702)	(2,783)	(4,504)	(7,781)
Operating expenses:
Research and development	84,506	84,931	204,774	248,608
Selling, general and administrative	29,741	31,119	86,166	85,351
Total operating expenses	114,247	116,050	290,940	333,959
Loss from operations	(115,949)	(118,833)	(295,444)	(341,740)
Change in fair value of warrants liability	—	—	(326,900)	—
Gain on loan extinguishment	—	—	4,183	—
Interest income	452	5,545	1,123	7,912
Other income (expense), net	7	127	(141)	169
Loss before provision for income taxes	(115,490)	(113,161)	(617,179)	(333,659)
Provision for income taxes	—	—	—	—
Net loss	(115,490)	(113,161)	(617,179)	(333,659)
Accretion of redeemable convertible preferred stock	—	—	(4,135)	—
Net loss attributable to common stockholders	$(115,490)	$(113,161)	$(621,314)	$(333,659)
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.50)	$(4.08)	$(1.49)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	212,802,379	224,745,672	152,469,098	223,698,744
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Net loss	$(115,490)	$(113,161)	$(617,179)	$(333,659)
Other comprehensive income (loss):
Unrealized net loss on available-for-sale securities	—	(2,086)	—	(2,086)
Foreign currency translation adjustment	(73)	(1,281)	63	(2,427)
Comprehensive loss	$(115,563)	$(116,528)	$(617,116)	$(338,172)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2020	102,074,703	$664,791	60,543,337	$6	$—	$(301)	$(405,178)	$(405,473)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	4,650,999	61,631	—	—	—	—	—	—
Issuance of Series E redeemable convertible preferred stock from the exercise of warrants	9,477,073	379,084	—	—	—	—	—	—
Issuance of Series E-2 redeemable convertible preferred stock from the exercise of warrants	4,331,644	173,275	—	—	—	—	—	—
Issuance of common stock from exercise of options	—	—	60,616	—	1	—	—	1
Vesting of early exercised stock options	—	—	—	—	21	—	—	21
Accretion of redeemable convertible preferred stock to redemption value	—	4,135	—	—	(4,135)	—	—	(4,135)
Stock-based compensation	—	—	—	—	6,289	—	—	6,289
Foreign currency translation adjustment	—	—	—	—	—	911	—	911
Net loss	—	—	—	—	—	—	(385,160)	(385,160)
Balance as of March 31, 2021	120,534,419	1,282,916	60,603,953	6	2,176	610	(790,338)	(787,546)
Vesting of early exercised stock options	—	—	—	—	21	—	—	21
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(120,534,419)	(1,282,916)	120,534,419	12	1,282,904	—	—	1,282,916
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	27,027,027	3	1,027,371	—	—	1,027,374
Issuance of common stock related to private placement	—	—	874,999	—	35,000	—	—	35,000
Stock-based compensation	—	—	—	—	52,509	—	—	52,509
Foreign currency translation adjustment	—	—	—	—	—	(775)	—	(775)
Net loss	—	—	—	—	—	—	(116,529)	(116,529)
Balance as of Balance as of June 30, 2021	—	—	209,040,398	21	2,399,981	(165)	(906,867)	1,492,970
Vesting of early exercised stock options	—	—	—	—	21	—	—	21
Issuance of common stock related to option exercise	—	—	183,648	—	529	—	—	529
Issuance of common stock related to release of RSUs and SVAs	—	—	3,770,784	—	—	—	—	—
Stock-based compensation	—	—	—	—	32,082	—	—	32,082
Foreign currency translation adjustment	—	—	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	—	—	(115,490)	(115,490)
Balance as of September 30, 2021	—	$—	212,994,830	$21	$2,432,613	$(238)	$(1,022,357)	$1,410,039
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	221,833,195	$22	$2,464,730	$77	$(1,137,851)	$1,326,978
Adjustments for prior periods from adopting ASC 842	—	—	—	—	191	191
Issuance of common stock from exercise of options	534,019	—	871	—	—	871
Issuance of common stock from release of RSUs and SVAs	537,980	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	87,215	—	1,292	—	—	1,292
Vesting of early exercised stock options	—	—	21	—	—	21
Stock-based compensation	—	—	27,527	—	—	27,527
Foreign currency translation adjustment	—	—	—	199	—	199
Net loss	—	—	—	—	(111,903)	(111,903)
Balance as of March 31, 2022	222,992,409	22	2,494,441	276	(1,249,563)	1,245,176
Issuance of common stock from exercise of options	262,548	—	687	—	—	687
Issuance of common stock from release of RSUs and SVAs	937,573	—	—	—	—	—
Vesting of early exercised stock options	—	—	21	—	—	21
Stock-based compensation	—	—	25,151	—	—	25,151
Foreign currency translation adjustment	—	—	—	(1,345)	—	(1,345)
Net loss	—	—	—	—	(108,595)	(108,595)
Balance as of June 30, 2022	224,192,530	22	2,520,300	(1,069)	(1,358,158)	1,161,095
Issuance of common stock from exercise of options	125,175	—	152	—	—	152
Issuance of common stock from release of RSUs and SVAs	616,626	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	162,616	—	994	—	—	994
Vesting of early exercised stock options	—	—	21	—	—	21
Stock-based compensation	—	—	23,032	—	—	23,032
Unrealized loss on available-for-sale debt securities, net	—	—	—	(2,086)	—	(2,086)
Foreign currency translation adjustment	—	—	—	(1,281)	—	(1,281)
Net loss	—	—	—	—	(113,161)	(113,161)
Balance as of September 30, 2022	225,096,947	$22	$2,544,499	$(4,436)	$(1,471,319)	$1,068,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2022
Cash flows from operating activities:
Net loss	$(617,179)	$(333,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	90,880	75,710
Depreciation and amortization	6,768	8,335
Noncash operating lease expense	—	3,931
Accretion of discount on short-term investments, net	—	(383)
Change in fair value of warrants liability	326,900	—
Gain on loan extinguishment	(4,183)	—
Other adjustments	—	122
Changes in operating assets and liabilities:
Accounts receivable	(560)	(1,545)
Prepaid expenses and other current assets	(12,114)	(3,738)
Other assets	(659)	2,279
Accounts payable	(313)	3,136
Amounts due to joint development partners	5,642	(2,603)
Accrued expenses and other current liabilities	16,488	(3,632)
Operating lease liabilities	—	(3,927)
Other liabilities	1,965	(17)
Net cash used in operating activities	(186,365)	(255,991)
Cash flows from investing activities:
Purchases of property and equipment	(12,218)	(9,809)
Purchases of short-term investments	—	(200,162)
Purchases of intangible assets	(302)	(196)
Proceeds from disposal of property and equipment	100	27
Net cash used in investing activities	(12,420)	(210,140)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of offering costs	54,693	—
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	—	2,286
Proceeds from exercise of warrants for redeemable convertible preferred stock	183,007	—
Proceeds from exercised stock options	782	1,710
Proceeds from issuance of common stock upon initial public offering, net of offering costs	1,030,965	—
Proceeds from issuance of common stock related to private placement	35,000	—
Return of guarantee deposit on related party loan	3,715	—
Principal payments on related party loan	(4,398)	—
Payment of third-party costs in connection with initial public offering	(2,812)	—
Principal payments on capital lease obligations	(586)	—
Principal payments on finance lease obligations	—	(929)
Principal payments on loans	(353)	(1,126)
Net cash provided by financing activities	1,300,013	1,941
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	55	(1,931)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,101,283	(466,121)
Cash, cash equivalents, and restricted cash - beginning of period	312,351	1,339,092
Cash, cash equivalents, and restricted cash - end of period	$1,413,634	$872,971
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2022
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,412,128	$871,360
Restricted cash included in prepaid expenses and other current assets	1,506	1,611
Total cash, cash equivalents, and restricted cash	$1,413,634	$872,971

Supplemental disclosure of cash flow information:
Cash paid for interest	$575	$681
Supplemental schedule of non-cash investing and financing activities:
Acquisitions of property and equipment included in liabilities	$1,987	$3,783
Accretion of redeemable convertible preferred stock	$4,135	$—
Vesting of early exercised stock options	$63	$63
Exercise of liability-classified warrants	$369,352	$—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$1,282,916	$—
Issuance costs incurred in connection with initial public offering included in current liabilities	$779	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
TuSimple Holdings Inc. ("TuSimple" or the "Company") is a global autonomous driving technology company headquartered in San Diego, California, with operations in the United States ("U.S.") and Asia. Founded in 2015, TuSimple is developing a commercial-ready, fully autonomous (SAE Level 4) driving solution for long-haul heavy-duty trucks.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The Financial Statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K.
The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP. In management’s opinion, the accompanying Financial Statements reflect all normal recurring adjustments necessary for their fair presentation. Other than described below, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2021 that have had a material impact on the Company’s Financial Statements.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash in banks and highly liquid investments, primarily money market funds, commercial paper and U.S. government and agency securities, purchased with an original maturity of three months or less.
Restricted cash is pledged as security for letters of credit or other collateral amounts established by the Company for certain lease obligations, customer deposits, corporate credit cards, and other contractual arrangements. Restricted cash is recorded as prepaid expenses and other current assets in the condensed consolidated balance sheets based on the term of the remaining restriction.
Concentration of Credit Risk
Cash and cash equivalents and short-term investments are potentially subject to concentrations of credit risk. The Company's investment policy limits the amount of credit exposure with any one financial institution or commercial issuer and sets requirements regarding credit rating and investment maturities to safeguard liquidity and minimize risk. The majority of our cash deposits exceed insured limits and are placed with financial institutions around the world that the Company believes are of high credit quality. The Company has not experienced any material losses related to these concentrations during the periods presented.
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
The Company’s primary financial instruments include cash equivalents, short-term investments, accounts receivable, accounts payable, amounts due to joint development partners, accrued expenses, short-term and long-term debt. The estimated fair value of these instruments approximates their carrying value due to their short-term nature. Refer to Note 2. Investments and Fair Value Measurements for further information.

Investments
Debt Securities
Accounting for the Company's debt securities is based on the legal form of the security, the Company's intended holding period for the security, and the nature of the transaction. Investments in debt securities are classified as available-for-sale and are initially recorded at fair value. Investments in debt securities include commercial paper, U.S. treasury securities, U.S. government agency securities, and corporate debt securities. Subsequent changes in fair value of available-for-sale debt securities are recorded in other comprehensive income (loss), net of tax. Interest on these debt securities and amortization of premiums and accretion of discounts are included in interest income on the condensed consolidated statements of operations. The Company considers its debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities as short-term investments on the condensed consolidated balance sheets.
The Company evaluates its available-for-sale debt securities to determine whether there is a decline in the fair value below its amortized cost basis (an impairment) at each reporting period. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the investment until a forecasted recovery occurs. Factors considered include: recent financial results and operating trends; implied values in recent transactions of investee securities; other publicly available information that may affect the value of the Company’s investments; severity and length of the decline in value; and the Company’s strategy and intentions for holding the investment.
Impairment of the Company’s debt securities is recognized in earnings when a decline in value has occurred that is deemed to be other than temporary, and the current fair value becomes the new cost basis for the security. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recorded in accumulated other comprehensive income (loss).
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
The Company determines if a contract contains a lease based on whether it has the right to obtain substantially all of the economic benefits from the use of an identified asset and whether it has the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which the Company does not own. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized as the lease liability, adjusted for lease incentives received. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date, net of lease incentive receivable. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate (“IBR”) because the interest rate implicit in most of the Company’s leases is not readily determinable. Lease payments may be fixed or variable, however, only fixed payments or in-substance fixed payments are included in the Company’s lease liability calculation. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred.
The Company has lease agreements with lease and non-lease components and has elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component. Additionally, the Company has determined that certain leases previously identified as build-to-suit leasing arrangements under legacy accounting, were derecognized pursuant to the transition guidance provided for build-to-suit leases in ASC 842. Accordingly, these leases have been reassessed as operating leases as of the adoption date under ASC 842, and are included on the condensed consolidated balance sheet as of September 30, 2022.
The Company has leases that include one or more options to extend the lease term for up to five years and some of its leases include options to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Operating leases are included within operating lease ROU assets, operating lease liabilities, current, and operating lease liabilities, noncurrent on the Company's condensed consolidated balance sheet as of September 30, 2022. Finance leases are included in property and equipment, net, accrued expenses and other current liabilities, and other liabilities on the Company's condensed consolidated balance sheet as of September 30, 2022.
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
Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and the accompanying notes. Sales and marketing expense and general and administrative expense have been reclassified to selling, general and administrative expense. Interest income has been reclassified from other income (expense), net to interest income.
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
Recently Issued Accounting Pronouncements
There have been no recent accounting pronouncements since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2021, that may have a material impact on the Company's unaudited condensed consolidated financial statements.
Note 2. Investments and Fair Value Measurements
Investments
Investments in debt securities as of September 30, 2022 were as follows (in thousands):

	As of September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-term Investments
Available-for-sale debt securities:
U.S. treasury securities	$9,769	$—	$(80)	$9,689	$—	$9,689
U.S. government agency securities	105,097	3	(281)	104,819	80,317	24,502
Commercial paper	130,993	—	(206)	130,787	76,704	54,083
Corporate debt securities	116,876	—	(1,522)	115,354	5,842	109,512
Total	$362,735	$3	$(2,089)	$360,649	$162,863	$197,786

The Company did not hold any investments in debt securities as of December 31, 2021.
The fair value and amortized cost of the Company’s debt securities with a stated contractual maturity or redemption date were as follows (in thousands):

	September 30, 2022
	Amortized Cost	Fair Value
Due in one year or less	$255,526	$255,007
Due in one year through five years	107,209	105,642
Total	$362,735	$360,649
As of September 30, 2022, investments in an unrealized loss position for which other-than-temporary impairments have not been recognized had an aggregate fair value of $320.3 million. None of these investments were in a continuous unrealized loss position for more than twelve months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of these investments on or before maturity. During the three and nine months ended September 30, 2022, the Company did not recognize any other-than-temporary impairment losses on these securities.
Interest income from cash and cash equivalents and short-term investments was $0.5 million and $1.1 million for the three and nine months ended September 30, 2021, and $5.5 million and $7.9 million for the three and nine months ended September 30, 2022, respectively.
Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	As of September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$640,978	$640,978	$—	$—
U.S. government agency securities	80,317	—	80,317	—
Commercial paper	76,704	—	76,704	—
Corporate debt securities	5,842	—	5,842	—
Total cash equivalents	$803,841	$640,978	$162,863	$—
Short-term investments:
U.S. treasury securities	$9,689	$9,689	$—	$—
U.S. government agency securities	24,502	—	24,502	—
Commercial paper	54,083	—	54,083	—
Corporate debt securities	109,512	—	109,512	—
Total short-term investments	$197,786	$9,689	$188,097	$—
Total	$1,001,627	$650,667	$350,960	$—

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$1,077,550	$1,077,550	$—	$—
Total	$1,077,550	$1,077,550	$—	$—

Warrants Liability
In February and March 2021, TRATON Group (“TRATON”) and its subsidiary Navistar, Inc. (“Navistar”) exercised warrants to purchase 4,331,644 and 9,477,073 shares of Series E-2 and Series E redeemable convertible preferred stock at an exercise price of $11.31 and $14.14, resulting in proceeds of $49.0 million and $134.0 million, respectively. Immediately prior to their exercise, the fair value of the then existing warrants liability was remeasured using the Black-Scholes option-pricing model, resulting in a loss upon remeasurement of $326.9 million. The warrants exercised by TRATON represented only a portion of their total and the unexercised warrants expired as of the exercise date. As of September 30, 2022, there were no warrants outstanding.
The Company used the following assumptions in the model:

	As of
	February 26, 2021	March 19, 2021
Fair value of underlying securities	$40.00	$40.00
Expected volatility	62.95%	60.85%
Expected term (in years)	1.76	0.79
Risk-free interest rate	0.14%	0.08%
Note 3. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net as of December 31, 2021 and September 30, 2022, was as follows (in thousands):

	As of
	December 31, 2021	September 30, 2022
Electronic equipment	$12,761	$14,690
Office and other equipment	9,423	15,195
Vehicles	21,043	18,912
Leasehold improvements	11,984	13,058
Buildings	—	1,841
Construction in progress	5,258	2,788
Property and equipment, gross	60,469	66,484
Accumulated depreciation and amortization	(24,416)	(28,258)
Property and equipment, net	$36,053	$38,226
Depreciation and amortization expense was $2.3 million and $6.7 million for the three and nine months ended September 30, 2021, respectively, and $2.8 million and $8.3 million for the three and nine months ended September 30, 2022, respectively.
As of December 31, 2021, property and equipment financed under capital leases was $3.3 million, net of accumulated amortization of $2.5 million. As of September 30, 2022, property and equipment under finance leases was $6.5 million, net of accumulated amortization of $1.1 million.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2021 and September 30, 2022 were as follows (in thousands):

	As of
	December 31, 2021	September 30, 2022
Accrued payroll	$33,225	$27,036
Accrued information technology services	1,625	3,438
Accrued professional fees	1,938	1,769
Finance lease liabilities, current	—	1,258
Other	4,910	6,911
Accrued expenses and other current liabilities	$41,698	$40,412
Leases
The balances for the operating and finance leases where the Company is the lessee are presented within the consolidated balance sheets as follows (in thousands):

As of September 30, 2022
Operating leases:
Operating lease right-of-use assets	$46,370

Operating lease liabilities, current	$5,983
Operating lease liabilities, noncurrent	41,920
Total operating lease liabilities	$47,903

Finance leases:
Property and equipment, at cost	$7,667
Accumulated depreciation	(1,123)
Property and equipment, net	$6,544

Accrued expenses and other current liabilities	$1,258
Other liabilities	5,661
Total finance lease obligations	$6,919
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease expense:
Operating lease expense (1)	$2,105	$6,395

Finance lease expense:
Amortization of leased assets	$384	$1,111
Interest on lease liabilities	139	438
Total finance lease expense	$523	$1,549

Total lease expense	$2,628	$7,944
(1)    Includes short-term leases and variable lease costs, which are immaterial.

Other information related to leases where the Company is the lessee is as follows:

As of September 30, 2022
Weighted-average remaining lease term:
Operating leases	8.6 years
Finance leases	5.6 years

Weighted-average discount rate:
Operating leases	4.4%
Finance leases	9.1%
Supplemental cash flow information related to leases where the Company is the lessee is as follows (in thousands):

Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,369
Operating cash flows from finance leases (interest payments)	$326
Financing cash flows from finance leases	$929
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$48,404
Finance lease liabilities	$7,772
As of September 30, 2022, the maturities of the Company's operating and financing lease liabilities (excluding short-term leases) are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$1,432	$453
2023	7,993	1,664
2024	7,592	1,669
2025	7,452	2,468
2026	7,658	421
Thereafter	28,106	1,911
Total minimum lease payments	60,233	8,586
Less: lease incentive receivable(1)	(1,488)	—
Less: imputed interest	(10,842)	(1,667)
Present value of minimum lease payments	47,903	6,919
Less: current portion	(5,983)	(1,258)
Lease obligations, noncurrent	$41,920	$5,661
(1)Lease incentives receivable represent amounts relating to the Company's leasehold improvements that will be paid by the landlord pursuant to lease provisions with relevant landlord.
As of September 30, 2022, the Company has additional leases for facilities that have not yet commenced with lease obligations of $0.7 million. These leases will commence between 2022 and 2023 with lease terms of four to five years. This table does not include lease payments related to these leases.

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
Note 4. Commitments and Contingencies
Litigation and Legal Proceedings
Except as described below, the Company believes it is not presently a party to any litigation the outcome of which, if determined adversely against the Company, would individually or in the aggregate have a material adverse effect on the Company’s business, financial condition, cash flows, or results of operations.

Shareholder Securities Litigation
On August 31, 2022, a securities class action complaint (the “August 2022 Action”) was filed, in the United States District Court for the Southern District of California, against the Company and certain of its current and former directors and officers (Xiaodi Hou, Mo Chen, Cheng Lu, Patrick Dillon, and James Mullen), and the underwriters who underwrote its IPO, on behalf of a putative class of stockholders who acquired its securities from April 15, 2021 through August 1, 2022. Dicker v. TuSimple Holdings, Inc. et al., 3:22-cv-01300-JES-MSB (S. D. Cal.). The complaint filed in the August 2022 Action alleges, among other things, that the Company and certain of its current and former directors and officers violated Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act by making materially false or misleading statements, or failing to disclose information it was required to disclose, regarding the Company's autonomous driving technology. The complaint seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees.
The complaint in the August 2022 Action may be amended at a future date to add additional or alternate allegations regarding liability or alternate or additional claims for relief. At this time, the Company is unable to estimate the potential loss or range of loss, if any, associated with this, or any similar, lawsuit, which could be material.
Note 5. Stock-Based Compensation
Equity Compensation Plans
The Company maintains three equity compensation plans that provide for the issuance of shares of its Class A common stock to its employees, directors, and consultants: the 2017 Share Plan (the “2017 Plan”), the 2021 Equity Incentive Plan (the “2021 Plan”), and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which have all been approved by the board of directors. Following the Company's initial public offering ("IPO") in 2021, the 2017 Plan was terminated, but continues to govern the terms and conditions of the outstanding awards previously granted under the 2017 Plan. Subsequent to the IPO, the Company has only issued awards under the 2021 Plan and the ESPP. These plans provide for the issuance of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted shares, restricted stock units (“RSUs”), share value awards (“SVAs”), stock appreciation rights (“SARs”), and other awards.
2021 Employee Stock Purchase Plan
During the nine months ended September 30, 2022, 249,831 shares were purchased under the 2021 ESPP at a weighted-average price of $9.15 per share resulting in cash proceeds of $2.3 million.

Stock Options
A summary of the stock option activity, including the CEO Performance Award, for the nine months ended September 30, 2022 is as follows (in thousands, except share amounts, per share amounts, and years):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	7,684,778	$12.91	9.04	$188,722
Exercised	(921,742)	$1.88
Cancelled/Forfeited	(1,974,012)	$17.68
Outstanding at September 30, 2022	4,789,024	$13.25	5.27	$12,004
Vested and exercisable at September 30, 2022	2,398,336	$8.79	5.32	$7,612
As of September 30, 2022, there was $14.3 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average service period of 2.50 years.
CEO Performance Award
In March 2021, included in the stock options discussed above, the Company granted 1,150,000 stock option awards to Cheng Lu, its former and current CEO, with an exercise price of $14.14 per share and a contractual life of ten years that vest upon the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment as CEO through the vesting date (the “CEO Performance Award”). In March 2022, the Company underwent a change in CEO and the CEO Performance Awards were cancelled in connection with the separation of Cheng Lu as CEO. As a result, the Company reversed the historical stock-based compensation expense attributable to the CEO Performance Awards of $7.1 million. In November 2022, Cheng Lu was reappointed as CEO (refer to Note 9. Subsequent Events).
In connection with the March 2022 separation of Cheng Lu as CEO, a total of 1,850,000 stock options were modified, of which 440,000 were vested as of the modification date. The terms of the modification allow for continued vesting of the unvested stock options for the twelve-month period following the separation date ("transition period"), subject to the provision of advisory services throughout the transition period. Upon the completion of such continuous services, all stock options subject to vesting shall become vested and exercisable. Each of the modified stock options, including those vested and outstanding as of the modification date, shall remain outstanding and exercisable until the earlier of: (x) the date on which any of the Company's outstanding stock options are terminated in connection with a corporate transaction, (y) the original expiration date applicable to such stock options, and (z) the second anniversary of the date on which the transition services with the Company are terminated. The Company determined the continuous service provisions were in-substance an acceleration of the unvested awards and the incremental cost related to the modified options was recorded immediately upon the separation date. Additionally, 175,000 outstanding and unvested RSUs had their vesting accelerated in full as of the separation date. As a result of these modifications, the Company recorded incremental stock compensation expense of $13.9 million during the nine months ended September 30, 2022.
RSUs
The following table summarizes the activity related to RSUs for the nine months ended September 30, 2022:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value per Share
Unvested and outstanding at December 31, 2021	5,949,798	$46.54
Granted	10,355,782	$8.79
Vested	(2,019,222)	$39.01
Cancelled	(2,086,309)	$35.33
Unvested and outstanding at September 30, 2022	12,200,049	$17.66
Vested and outstanding at September 30, 2022	115,150	$28.28

SVAs
The following table summarizes the activity related to SVAs for the nine months ended September 30, 2022:

	SVAs Outstanding	Weighted-Average Grant Date Fair Value per Share
Unvested and outstanding at December 31, 2021	315,559	$5.29
Vested	(172,504)	$4.79
Cancelled	(51,781)	$2.97
Unvested and outstanding at September 30, 2022	91,274	$7.55
Vested and outstanding at September 30, 2022	—	$—
As of September 30, 2022, there was $191.7 million of unrecognized stock-based compensation expense related to RSUs and SVAs, which is expected to be recognized over a weighted-average service period of 2.61 years.
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Research and development	$22,382	$16,915	$49,520	$56,771
Selling, general and administrative	9,700	6,117	41,360	18,939
Total stock-based compensation expense	$32,082	$23,032	$90,880	$75,710
Note 6. Income Taxes
The Company’s effective tax rate was 0% for the nine months ended September 30, 2022, which is lower than the U.S. federal rate of 21% and was primarily due to valuation allowances recorded on current year losses. As of September 30, 2022, the Company continues to maintain a full valuation allowance against its U.S. and foreign net deferred tax assets due to significant negative evidence, including cumulative losses in the most recent three-year period and the Company’s assessment that it is not more likely than not that the net deferred tax assets will be realized.
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

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Numerator:
Net loss	$(115,490)	$(113,161)	$(617,179)	$(333,659)
Less: Accretion of redeemable convertible preferred stock	—	—	(4,135)	—
Net loss attributable to common stockholders, basic and diluted	$(115,490)	$(113,161)	$(621,314)	$(333,659)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	212,802,379	224,745,672	152,469,098	223,698,744
Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.50)	$(4.08)	$(1.49)
The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or because issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	As of September 30,
	2021	2022
Options to purchase common stock	16,019,239	4,789,024
RSUs subject to future vesting	5,061,779	12,200,049
SVAs subject to future vesting	411,079	91,274
Early exercised options subject to future vesting	45,000	25,000
Common stock contingently issuable under ESPP	—	27,989
Total	21,537,097	17,133,336
Note 8. Related Party Transactions
As previously disclosed by the Company on its Current Report on Form 8-K filed on October 31, 2022, based on information obtained in connection with an ongoing internal investigation by its Audit Committee of the Board (the “Audit Committee”), during 2021 Company employees spent paid hours working on matters for Hydron Inc. (“Hydron”) and such paid hours had an estimated value of less than $300,000. The Company also believes that during 2022, in connection with its evaluation of Hydron as a potential OEM partner, the Company shared confidential information with Hydron and its partners before entering into relevant non-disclosure and other cooperation agreements. After the information was disclosed, the Company entered into a non-disclosure agreement with Hydron that covered the information. Mr. Mo Chen, one of the Company’s co-founders and current Executive Chairman, is a founder, director and chief executive officer of Hydron and he has an equity interest in the Company of greater than 10%. This related party transaction and the evaluation of Hydron as a potential OEM partner was not presented to, or approved by, the Audit Committee as required by Company policies.
Although the Company has not provided an interim update since the above disclosure, its internal review regarding the information shared is ongoing and, based upon the facts from the review to date, the Company believes that the information shared by TuSimple's U.S.-based businesses ("TuSimple U.S.") was not source code, was not the confidential information of its partners or suppliers and was consistent with information it normally shares with its vendors. The Company is not currently partnering with, or party to any agreement with Hydron.

Note 9. Subsequent Events
Litigation Matters
Shareholder Securities Litigation
On November 10, 2022, a second securities class action (the “November 2022 Action”) complaint was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former directors, officers (Xiaodi Hou, Mo Chen, Cheng Lu, Eric Tapia, Patrick Dillon, and James Mullen), and the underwriters who underwrote its IPO, on behalf of a putative class of stockholders who acquired its securities from April 15, 2021 through October 31, 2022. The complaint in the November 2022 Action alleges, among other things, that the Company and certain of its current and former directors and officers violated Sections 11, 12(a), and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, by making false or misleading statements, or failing to disclose information it was required to disclose, regarding the Company's related party transaction with Hydron and the Company’s sharing of confidential information and proprietary technology with Hydron without approval from the Company’s Board. The complaint seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The November 2022 Action has since been transferred to the Southern District of California. Woldanski v. TuSimple Holdings, Inc., et al., 3:23-cv-00282-JES-MSB (S. D. Cal.).
The complaint in the November 2022 Action may be amended at a future date to add additional or alternate allegations regarding liability or alternate or additional claims for relief.
On May 3, 2023, the Company made a motion to consolidate the August 2022 Action and the November 2022 Action. That motion remains pending.
At this time, the Company is unable to estimate the potential loss or range of loss, if any, associated with this, or any similar, lawsuit, which could be material.
Shareholder Derivative Actions
On November 28, 2022, a shareholder derivative action was filed in the Delaware Court of Chancery by a stockholder purportedly on behalf of the Company against certain of its current and former directors and officers (Xiaodi Hou, Mo Chen, Brad Buss, Karen Francis, Michelle Sterling, and Reed Warner) alleging, among other things, that certain of the Company’s current and former directors and officers breached their fiduciary duties to the Company in connection with a related party transaction with Hydron: Nusbaum v. Hou et al., 2022-1095-NAC (Del. Ch.). The shareholder derivative action also alleges breaches of fiduciary duties against certain of the Company’s current and former directors and officers in connection with the restructuring of the Company’s board of directors (the "Board").
On December 15, 2022, a second shareholder derivative action was filed in the Delaware Court of Chancery by a stockholder purportedly on behalf of the Company against certain of its current and former directors and officers (Xiaodi Hou, Mo Chen, Cheng Lu, Patrick Dillon, Eric Tapia, James Mullen, Brad Buss, Charles Chao, Karen Francis, Michelle Sterling, Reed Werner, and Bonnie Zhang) alleging similar claims to the action filed on November 28, 2022: Young v. Hou et al., 2022-1157-NAC (Del. Ch.). The second shareholder derivative action additionally asserts, among other things, claims regarding the safety of the Company’s technology and alleged inadequacy of the Company’s internal controls.
On March 6, 2023, a third shareholder derivative action was filed in the Delaware Court of Chancery by a stockholder purportedly on behalf of the Company against certain of its current and former directors and officers (Xiaodi Hou, Brad Buss, Mo Chen, Charles Chao, Karen Francis, Wendy Hayes, Cheng Lu, James Lu, Michael Mosier, Michelle Sterling, Reed Werner, and Bonnie Zhang), alleging similar claims to the actions filed on November 28, 2022 and December 15, 2022: Wolfson v. Hou et al., 2023-0279-NAC (Del. Ch.). The stockholder has since purported to voluntarily dismiss her action.
On March 29, 2023, the Company made a motion to consolidate all of the above shareholder derivative actions. The Court granted the motion and consolidated the shareholder derivative actions on May 5, 2023.
The Company is unable to estimate the potential loss or range of loss, if any, associated with this, or any similar, lawsuit, which could be material.

Regulatory Investigations
Committee on Foreign Investments in the United States (“CFIUS”)
The Company is cooperating with an inquiry by CFIUS concerning its compliance with the National Security Agreement (“NSA”) entered into with the U.S. government as it relates to information shared by TuSimple U.S. with TuSimple's China-based businesses (“TuSimple China”), Hydron and Hydron’s partners. If CFIUS concludes that information shared with TuSimple China, Hydron and Hydron’s partners was shared in violation of the terms of the NSA, it may impose a civil penalty on the Company. At this time, the Company is unable to estimate the likelihood of a negative outcome or the potential loss or range of loss associated with this matter. The Audit Committee, the Government Security Committee of the Board (the "Government Security Committee"), the Board and the Company are committed to cooperating fully as discussions with CFIUS continue.
Securities and Exchange Commission ("SEC")
As disclosed on November 7, 2022, in connection with the filing of the Company’s Current Report on Form 8-K regarding the initial findings of the Audit Committee’s internal investigation into the related party transaction with Hydron, the Company proactively reached out to the SEC and received an initial request for information from the SEC. Since the initial outreach, the Company and certain current and former directors and officers received subpoenas from the SEC requesting the production of Company documents. The Company is unable to estimate the likelihood of a negative outcome or the potential loss or range of loss associated with this matter. The Company has cooperated, and intends to continue to fully cooperate, with the SEC’s investigation.
Nasdaq
In May 2023, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, as a result of the Company not having timely filed its Quarterly Report on Form 10-Q for the period ended September 30, 2022, its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and its Quarterly Report on Form 10-Q for the period ended March 31, 2023, the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) and Nasdaq has determined to deny the Company’s request for continued listing on Nasdaq. The Company requested, and Nasdaq granted, a hearing before the Nasdaq Hearings Panel (the "Panel") to appeal Nasdaq's delisting determination.
On June 22, 2023, the Company appeared before the Panel and, on July 6, 2023, the Company received a notice from Nasdaq indicating that based on the plan of compliance presented by the Company at its hearing, the Panel has granted the Company’s request for continued listing on Nasdaq.
The Panel has granted the Company an extension until September 30, 2023 (the “Compliance Date”) to file with the SEC its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 and its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (the “Delayed Reports”), subject to specified deadlines for each Delayed Report. The Company intends to take the steps necessary to meet the deadlines for the Delayed Reports and regain compliance with Nasdaq listing standards by the Compliance Date.
Board and Management Changes
On October 30, 2022, the Company's Board terminated the employment of Dr. Xiaodi Hou as the Chief Executive Officer, President and Chief Technology Officer of the Company and removed Dr. Hou from his position as Chairman of the Board. The Board appointed Dr. Ersin Yumer as interim Chief Executive Officer and President of the Company, effective as of the same date.
On November 10, 2022, the Company received a written consent in which stockholders White Marble LLC, White Marble International Limited, Gray Jade Holding Limited, THC International Limited and Brown Jade Holding Limited, which together are the record holders of a majority of the voting power of the outstanding shares of capital stock of the Company, consented to the removal of Brad Buss, Karen C. Francis, Michelle Sterling and Reed Werner from the Company’s Board. At such time, Dr. Hou became the sole remaining member of the Board and appointed Mo Chen and Cheng Lu to the Board.
On November 10, 2022, the Board (i) removed Dr. Yumer as interim Chief Executive Officer and President of the Company, (ii) appointed Cheng Lu as Chief Executive Officer of the Company, and (iii) appointed Mo Chen, as Executive Chairman of the Company’s board of directors, each effective immediately.
On December 7, 2022, James Lu was appointed to the Board as an independent director.
On December 14, 2022, the Company granted Cheng Lu 3,425,000 RSUs that vest annually over a period of four years (“CEO Time-Based Award”) and 3,425,000 RSUs that vest annually over a period of four years upon the attainment of certain stock price hurdles (“CEO Performance Award”), in both cases assuming continued employment of CEO through the vesting dates and in exchange for the cancellation and forfeiture of Cheng Lu's 1,850,000 outstanding stock options.

On December 15, 2022, Wendy Hayes and Michael Mosier were appointed to the Board as independent directors.
On March 9, 2023, Dr. Xiaodi Hou notified the Company that he was resigning from the Board effective immediately.
On March 13, 2023, J. Tyler McGaughey and Zhen Tao were appointed to the Board as independent directors.
Restructurings
On December 15, 2022, the Board authorized a broad restructuring plan to rebalance the Company’s cost structure in alignment with its strategic priorities resulting in a reduction in the size of the Company’s workforce by approximately 350 employees and the impairment of certain non-current assets. On May 16, 2023, the Board authorized an additional restructuring plan to further align the Company’s cost structure with its strategic priorities resulting in an additional reduction in the Company’s workforce by approximately 300 employees (together with the December 15, 2022 reduction in force, the “Restructuring Plan”). Following the Restructuring Plan, the Company’s global full-time employees (“FTEs”) are approximately 750 FTEs, including approximately 250 FTEs in the U.S. operations.
Taken together, the Company estimates that it will incur one-time charges of approximately $33.0 million to $35.0 million in connection with the Restructuring Plan, consisting primarily of cash expenditures for employee transition, notice period and severance payments, employee benefits and related costs, as well as non-cash impairment charges of certain non-current assets.
The foregoing estimates of the charges the Company expects to incur under the Restructuring Plan are subject to assumptions and actual charges may differ from such estimates.
Strategic Alternatives
On June 28, 2023, the Company announced that it is evaluating strategic alternatives for its U.S.-based business and engaged Perella Weinberg Partners as a financial advisor to explore possible transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
•TuSimple Capacity. Our fleet of retrofitted and future purpose-built L4 autonomous semi-trucks will serve users that desire access to safe, reliable, low cost, and more environmentally friendly freight transportation, without owning semi-truck assets. Users of TuSimple Capacity can range from relatively smaller users of freight logistics to large shippers, carriers, and railroads seeking to supplement their own captive fleet for incremental freight capacity. We will charge users of TuSimple Capacity a per mile rate to ship freight, which we expect will be at a meaningful discount to prevailing market freight rates. We believe that our competitive advantage in terms of pricing will be enabled by our anticipated cost structure, which is expected to be significantly lower than that of human-operated semi-trucks. Users are expected to benefit directly from lower shipping costs compared to conventional truck freight.
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
We believe that a collaborative approach in partnership with a leading semi-truck OEM, as well as components partners, to build a purpose-built L4 autonomous semi-truck designed and built with integrated auto-grade components and sensors to be operated exclusively on our network will increase our AFN’s reliability at scale. Vertically integrating through partnerships with OEMs and Tier 1 suppliers allows us to maintain strong supply chain and hardware design control while remaining capital light and primarily focusing on developing proprietary autonomous technology.
We have developed an ecosystem of shippers, carriers, railroads, freight brokers, fleet asset owners, and third-party service providers that provide validation and enhance the network effect benefits of our approach. We believe the growth of our AFN infrastructure and partnerships will improve our user experience and drive more users to our platform, which we believe will allow us to further densify our strategic terminal network and reinforce rapid network growth.

Recent Developments
Litigation Matters
Shareholder Securities Litigation
On August 31, 2022, a securities class action (the “August 2022 Action”) complaint was filed, in the United States District Court for the Southern District of California, against us and certain of our current and former directors and officers (Xiaodi Hou, Mo Chen, Cheng Lu, Patrick Dillon, and James Mullen), and the underwriters who underwrote its IPO, on behalf of a putative class of stockholders who acquired its securities from April 15, 2021 through August 1, 2022. Dicker v. TuSimple Holdings, Inc. et al., 3:22-cv-01300-JES-MSB (S. D. Cal.). The complaint filed in the August 2022 Action alleges, among other things, that we and certain of our current and former directors and officers violated Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act by making materially false or misleading statements, or failing to disclose information it was required to disclose, regarding our autonomous driving technology. The complaint seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees.
On November 10, 2022, a second securities class action (the “November 2022 Action”) complaint was filed in the United States District Court for the Southern District of New York against us and certain of our current and former directors and officers (Xiaodi Hou, Mo Chen, Cheng Lu, Eric Tapia, Patrick Dillon, and James Mullen), and the underwriters who underwrote its IPO, on behalf of a putative class of stockholders who acquired its securities from April 15, 2021 through October 31, 2022. The complaint in the November 2022 Action alleges, among other things, that we and certain of our current and former directors and officers violated Sections 11, 12(a), and 15 of the Securities Act and Section 10(b) and Section 20(a) of the Exchange Act, by making false or misleading statements, or failing to disclose information it was required to disclose, regarding our related party transaction with Hydron and our sharing of confidential information and proprietary technology with Hydron without approval from our Board. The complaint seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The November 2022 Action has since been transferred to the Southern District of California: Woldanski v. TuSimple Holdings, Inc., et al., 3:23-cv-00282-JES-MSB (S. D. Cal.).
The complaints in the August 2022 Action and November 2022 Action may be amended at a future date to add additional or alternate allegations regarding liability or alternate or additional claims for relief. On May 3, 2023, we made a motion to consolidate the August 2022 Action and the November 2022 Action. That motion remains pending. We are unable to estimate the potential loss or range of loss, if any, associated with this, or any similar, lawsuit, which could be material.
Shareholder Derivative Actions
On November 28, 2022, a shareholder derivative action was filed in the Delaware Court of Chancery by a stockholder purportedly on behalf of the Company against certain of our current and former directors and officers (Xiaodi Hou, Mo Chen, Brad Buss, Karen Francis, Michelle Sterling, and Reed Warner) alleging, among other things, that certain of our current and former directors and officers breached their fiduciary duties to us in connection with a related party transaction with Hydron. Nusbaum v. Hou et al., 2022-1095-NAC (Del. Ch.). The shareholder derivative action also alleges breaches of fiduciary duties against certain of our current and former directors and officers in connection with the restructuring of our board of directors (the "Board").
On December 15, 2022, a second shareholder derivative action was filed in the Delaware Court of Chancery by a stockholder purportedly on behalf of the Company against certain of our current and former directors and officers (Xiaodi Hou, Mo Chen, Cheng Lu, Patrick Dillon, Eric Tapia, James Mullen, Brad Buss, Charles Chao, Karen Francis, Michelle Sterling, Reed Werner, and Bonnie Zhang) alleging similar claims to the action filed on November 28, 2022. Young v. Hou et al., 2022-1157-NAC (Del. Ch.). The second shareholder derivative action additionally asserts, among other things, claims regarding the safety of our technology and alleged inadequacy of our internal controls.
On March 6, 2023, a third shareholder derivative action was filed in the Delaware Court of Chancery by a stockholder purportedly on behalf of the Company against certain of our current and former directors and officers (Xiaodi Hou, Brad Buss, Mo Chen, Charles Chao, Karen Francis, Wendy Hayes, Cheng Lu, James Lu, Michael Mosier, Michelle Sterling, Reed Werner, and Bonnie Zhang), alleging similar claims to the actions filed on November 28, 2022 and December 15, 2022. Wolfson v. Hou et al., 2023-0279-NAC (Del. Ch.). The stockholder has since purported to voluntarily dismiss her action.
On March 29, 2023, we made a motion to consolidate all of the above shareholder derivative actions. The Court granted the motion and consolidated the shareholder derivative actions on May 5, 2023. We are unable to estimate the potential loss or range of loss, if any, associated with this, or any similar, lawsuit, which could be material.

Internal Investigation / Related Party Transaction
As previously disclosed, based on information obtained in connection with an ongoing internal investigation by its Audit Committee, during 2021, Company employees spent paid hours working on matters for Hydron Inc. (“Hydron”) and such paid hours had an estimated value of less than $300,000. We also believe that during 2022, in connection with our evaluation of Hydron as a potential OEM partner, we shared confidential information with Hydron and its partners before entering into relevant non-disclosure and other cooperation agreements. After the information was disclosed, we entered into a non-disclosure agreement with Hydron that covered the information. Mr. Mo Chen, one of our co-founders and current Executive Chairman, is a founder, director and chief executive officer of Hydron and he has an equity interest in us of greater than 10%. This related party transaction and the evaluation of Hydron as a potential OEM partner was not presented to, or approved by, the Audit Committee as required by Company policies.
Although we have not provided an interim update since the above disclosure, our internal review regarding the information shared is ongoing and, based upon the facts from the review to date, we believe that the information shared by TuSimple U.S. was not source code, was not the confidential information of our partners or suppliers and was consistent with information we normally share with our vendors. We are not currently partnering with, or party to any agreement with Hydron.
Regulatory Investigations
Committee on Foreign Investments in the United States ("CFIUS")
We are cooperating with an inquiry by CFIUS concerning our compliance with the National Security Agreement (“NSA”) entered into with the U.S. government as it relates to information shared by our U.S-based businesses (“TuSimple U.S”) with our China-based businesses (“TuSimple China”), Hydron and Hydron’s partners. If CFIUS concludes that information shared with TuSimple China, Hydron and Hydron’s partners was shared in violation of the terms of the NSA, it may impose a civil penalty on us. We are unable to estimate the likelihood of a negative outcome or the potential loss or range of loss associated with this matter. The Audit Committee, the Government Security Committee, the Board and the Company are committed to cooperating fully as discussions with CFIUS continue.
Securities and Exchange Commission ("SEC")
As disclosed on November 7, 2022, in connection with the filing of the Company’s Current Report on Form 8-K regarding the initial findings of the Audit Committee’s internal investigation into the related party transaction with Hydron, we proactively reached out to the SEC and received an initial request for information from the SEC. Since the initial outreach, we and certain of our current and former directors and officers received subpoenas from the SEC requesting the production of Company documents. We are unable to estimate the likelihood of a negative outcome or the potential loss or range of loss associated with this matter. We have cooperated, and intend to continue to fully cooperate, with the SEC’s investigation.
Nasdaq
In May 2023, we received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, as a result of us not having timely filed our Quarterly Report on Form 10-Q for the period ended September 30, 2022, our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and our Quarterly Report on Form 10-Q for the period ended March 31, 2023, we are not in compliance with Nasdaq Listing Rule 5250(c)(1) and Nasdaq has determined to deny our request for continued listing on Nasdaq. We requested, and Nasdaq granted, a hearing before the Nasdaq Hearings Panel (the "Panel") to appeal Nasdaq's delisting determination.
On June 22, 2023, we appeared before the Panel and, on July 6, 2023, we received a notice from Nasdaq indicating that based on the plan of compliance presented by us at our hearing, the Panel has granted our request for continued listing on Nasdaq.
The Panel has granted us an extension until September 30, 2023 (the “Compliance Date”) to file with the SEC our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (the “Delayed Reports”), subject to specified deadlines for each Delayed Report. We intend to take the steps necessary to meet the deadlines for the Delayed Reports and regain compliance with Nasdaq listing standards by the Compliance Date.
Board and Management Changes
On October 30, 2022 our Board terminated the employment of Dr. Xiaodi Hou as the Chief Executive Officer, President and Chief Technology Officer of the Company and removed Dr. Hou from his position as Chairman of the Board. The Board appointed Dr. Ersin Yumer as interim Chief Executive Officer and President of the Company, effective as of the same date.

On November 10, 2022, we received a written consent in which stockholders White Marble LLC, White Marble International Limited, Gray Jade Holding Limited, THC International Limited and Brown Jade Holding Limited, which together are the record holders of a majority of the voting power of the outstanding shares of our capital stock, consented to the removal of Brad Buss, Karen C. Francis, Michelle Sterling and Reed Werner from our Board. At such time, Dr. Hou became the sole remaining member of the Board and appointed Mo Chen and Cheng Lu to the Board.
On November 10, 2022, the Board (i) removed Dr. Yumer as interim Chief Executive Officer and President of the Company, (ii) appointed Cheng Lu as Chief Executive Officer of the Company, and (iii) appointed Mo Chen, as Executive Chairman of the Company’s board of directors, each effective immediately.
On December 7, 2022, James Lu was appointed to the Board as an independent director.
On December 14, 2022, we granted Cheng Lu 3,425,000 RSUs that vest annually over a period of four years and 3,425,000 RSUs that vest annually over a period of four years upon the attainment of certain stock price hurdles, in both cases assuming continued employment of CEO through the vesting dates and in exchange for the cancellation and forfeiture of Cheng Lu's 1,850,000 outstanding stock options.
On December 15, 2022, Wendy Hayes and Michael Mosier were appointed to the Board as independent directors.
On March 9, 2023, Dr. Xiaodi Hou notified the Company that he was resigning from the Board effective immediately.
On March 13, 2023, J. Tyler McGaughey and Zhen Tao were appointed to the Board as independent directors.
Restructurings
On December 15, 2022, the Board authorized a broad restructuring plan to rebalance our cost structure in alignment with our strategic priorities resulting in a reduction in the size of our workforce by approximately 350 employees and the impairment of certain non-current assets. On May 16, 2023, the Board authorized an additional restructuring plan to further align our cost structure with our strategic priorities resulting in an additional reduction in our workforce by approximately 300 employees (together with the December 15, 2022 reduction in force, the “Restructuring Plan”). Following the Restructuring Plan, our global full-time employees (“FTEs”) are approximately 750 FTEs, including approximately 250 FTEs in the U.S. operations.
Taken together, we estimate that we will incur one-time charges of approximately $33.0 million to $35.0 million in connection with the Restructuring Plan, consisting primarily of cash expenditures for employee transition, notice period and severance payments, employee benefits and related costs, as well as non-cash impairment charges of certain non-current assets.
The foregoing estimates of the charges we expect to incur under the Restructuring Plan are subject to assumptions and actual charges may differ from such estimates.
Strategic Alternatives
On June 28, 2023, we announced that we are evaluating strategic alternatives for our U.S.-based business and engaged Perella Weinberg Partners as a financial advisor to explore possible transactions.

Operational Highlights

	As of September 30,		% Change
	2021	2022
Research and Development (R&D) Full Time Employees ("FTEs")	~1,000	~1,130	13%
Global FTEs	~1,300	~1,480	14%
Patents Issued	357	473	32%
Cumulative Road Miles (in thousands)(1)	~5,400	~9,000	67%
Total Truck Reservations (EOQ)(2)	6,875	7,485	9%
Total Mapped Miles (EOQ)(3)	~9,900	~11,400	15%
Revenue Miles (in thousands)(4)(5)	~2,430	~3,390	40%
(1) The total miles our autonomous trucks have run on open public roads. We use this metric to track progress on the development of our L4 autonomous semi-trucks.
(2) The total reservations for our purpose-built L4 semi-trucks. We use this metric to track our customer relationships and demand for our purpose-built L4 autonomous semi-trucks that are in development.
(3) The cumulative unique miles on the AFN of which we have built a map compatible with our autonomous driving software. We use this metric to track progress on the development of our AFN.
(4) The total miles our autonomous trucks have run during the periods presented that generates revenues. We use this metric to track our revenue growth.
(5) Revenue Miles presented above are non-cumulative and represent activity for the nine months ended September 30, 2021 and 2022.
Highlights for Q3 2022
Cumulative Road Miles driven and Total Mapped Miles increased 67% and 15%, respectively, to approximately 9.0 million and approximately 11,400, respectively, as of September 30, 2022 as we continued expansion of our AFN.
Our Patents Issued increased 32% as we continued to add world-class talent to our R&D team.
We ended the quarter with $0.9 billion in cash and cash equivalents and $0.2 billion in short-term investments.
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
Research and Development ("R&D")
R&D costs consist primarily of personnel-related expenses, including stock-based compensation costs, associated with software developers and engineering personnel and consultants responsible for the design, development, and testing of our autonomous truck driving solutions, depreciation of equipment used in research and development, and allocated overhead costs. R&D costs are expensed as incurred and we expect them to increase in absolute dollars as we increase our investment in scaling our products and services through our proprietary technologies and as we manage our technical workforce, which would impact our personnel-related and stock-based compensation costs.

Selling, General and Administrative ("SG&A")
SG&A costs consist primarily of personnel-related expenses, including stock-based compensation costs, associated with our sales, marketing, management and administration activities, professional service fees, advertising expenses, sponsorship, public relations and other related marketing activities, and other general corporate expenses.
We expect that our SG&A expenses will increase in absolute dollars from period to period as we further scale our products and services, educate market participants on the benefits of autonomous trucking and our autonomous trucking solutions, increase our marketing activities, grow our operations, build brand awareness, and continue to incur costs related to operating as a public company.
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
Gain on Loan Extinguishment
The gain on loan extinguishment for the nine months ended September 30, 2021 was a result of the Paycheck Protection Program (“PPP”) loan forgiveness by the lender. We expect this to be a one-time event.
Interest Income
Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments.
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
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income” exceeding $1 billion and a 1% excise tax on net repurchases of stock after December 31, 2022. We are continuing to evaluate the Inflation Reduction Act and its requirements, as well as any potential impact on our business.

Results of Operations
The following table sets forth our unaudited condensed consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenue	$1,785	$2,653	$4,211	$7,511
Cost of revenue	3,487	5,436	8,715	15,292
Gross loss	(1,702)	(2,783)	(4,504)	(7,781)
Operating expenses:
Research and development (1)	84,506	84,931	204,774	248,608
Selling, general and administrative (1)	29,741	31,119	86,166	85,351
Total operating expenses	114,247	116,050	290,940	333,959
Loss from operations	(115,949)	(118,833)	(295,444)	(341,740)
Change in fair value of warrants liability	—	—	(326,900)	—
Gain on loan extinguishment	—	—	4,183	—
Interest income	452	5,545	1,123	7,912
Other income (expense), net	7	127	(141)	169
Loss before provision for income taxes	(115,490)	(113,161)	(617,179)	(333,659)
Provision for income taxes	—	—	—	—
Net loss	(115,490)	(113,161)	(617,179)	(333,659)
Accretion of redeemable convertible preferred stock	—	—	(4,135)	—
Net loss attributable to common stockholders	$(115,490)	$(113,161)	$(621,314)	$(333,659)

(1)	Includes stock-based compensation expense as follows (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Research and development	$22,382	$16,915	$49,520	$56,771
Selling, general and administrative	9,700	6,117	41,360	18,939
Total stock-based compensation expense	$32,082	$23,032	$90,880	$75,710
Comparison of the Three and Nine Months Ended September 30, 2021 and 2022
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2021	2022	% Change	2021	2022	% Change

Revenue	$1,785	$2,653	49%	$4,211	$7,511	78%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
Revenue increased by $0.9 million, or 49%, in the three months ended September 30, 2022 compared to the same period in the prior year, primarily due to growth in our business from a higher number of revenue-generating trucks in TuSimple and partners' fleets, increases in revenue miles and rates per mile, and customer mix improvements. During the three months ended September 30, 2022, we expanded our revenue-miles by 28% from the same period in the prior year as a result of expanded routes and commercial partnerships.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
Revenue increased by $3.3 million, or 78%, in the nine months ended September 30, 2022 compared to the same period in the prior year, primarily due to growth in our business from a higher number of revenue-generating trucks in TuSimple and partners' fleets, increases in revenue miles and rates per mile, and customer mix improvements. During the nine months ended September 30, 2022, we expanded our revenue-miles by 40% from the same period in the prior year as a result of expanded routes and commercial partnerships.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2021	2022	% Change	2021	2022	% Change

Cost of revenue	$3,487	$5,436	56%	$8,715	$15,292	75%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
Cost of revenue increased by $1.9 million, or 56%, in the three months ended September 30, 2022 compared to the same period in the prior year, primarily due to increased operating costs associated with the generation of revenue, including fuel, truck fleet operating costs, maintenance and driver compensation. Gross loss margin for the three months ended September 30, 2022 was 105%, a deterioration from the gross loss margin for the same period of the prior year of 95%. This deterioration in gross loss margin was primarily a result of increased fuel and insurance costs, which rose faster than our increases in revenue rates.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
Cost of revenue increased by $6.6 million, or 75%, in the nine months ended September 30, 2022 compared to the same period in the prior year, primarily due to increased operating costs associated with the generation of revenue, including fuel, truck fleet operating costs, maintenance and driver compensation. Gross loss margin for the nine months ended September 30, 2022 was 104%, an improvement from the gross loss margin for the same period of the prior year of 107%. This improvement in gross loss margin was primarily a result of increased revenue-miles per truck, improved customer and truck channel mix, and improved truck utilization and cost leverage, offset slightly by increased fuel and insurance costs.
Research and Development (R&D)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2021	2022	% Change	2021	2022	% Change

Research and development	$84,506	$84,931	1%	$204,774	$248,608	21%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
R&D expenses increased by $0.4 million, or 1%, in the three months ended September 30, 2022 compared to the same period in the prior year. The increase was primarily attributable to an increase in depreciation and allocated facility costs, purchases for equipment, supplies, and materials, joint development costs, and personnel-related costs mainly driven by an increase in employee headcount in the ordinary course of business. The increase was offset by decreases in vehicle-related costs and stock-based compensation costs.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
R&D expenses increased by $43.8 million, or 21%, in the nine months ended September 30, 2022 compared to the same period in the prior year. The increase was primarily attributable to an increase in personnel-related costs, mainly driven by an increase in employee headcount in the ordinary course of business and increased stock-based compensation expense. The remainder of the increase in R&D expenses was primarily driven by increases in: depreciation, allocated facility costs, and equipment, supplies, and materials from a higher number of semi-trucks in our fleet.
Selling, General and Administrative (SG&A)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2021	2022	% Change	2021	2022	% Change

Selling, general and administrative	$29,741	$31,119	5%	$86,166	$85,351	(1)%

Three Months Ended September 30, 2022 Compared with the Same Period in 2021
SG&A expenses increased by $1.4 million, or 5%, in the three months ended September 30, 2022 compared to the same period in the prior year. The increase was primarily attributable to increases in: office and facility-related costs, information technology costs, and legal, accounting and other professional services as we expand our business processes and operational capabilities in line with our status as a public reporting company.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
SG&A expenses decreased by $0.8 million, or 1%, in the nine months ended September 30, 2022 compared to the same period in the prior year. The decrease was primarily attributable to a one-time stock-based compensation expense incurred relating to the IPO in the prior year, offset by increases in: personnel-related costs, due to continued hiring over the period, office and facility-related costs, sales and marketing expenses as we focus on expanding our business by attending trade shows and conferences, and legal, accounting and other professional services as we expand our business processes and operational capabilities in line with our status as a public reporting company.
Gain on Loan Extinguishment

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2021	2022	% Change	2021	2022	% Change

Gain on loan extinguishment	$—	$—	*	$4,183	$—	*
* Percentage not meaningful
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
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
* Percentage not meaningful
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
Loss from the change in fair value of warrants liability of $326.9 million for the nine months ended September 30, 2021 was driven by the remeasurement of redeemable convertible preferred stock warrants at fair value immediately prior to their exercise dates during the period.
Interest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2021	2022	% Change	2021	2022	% Change

Interest income	$452	$5,545	1,127%	$1,123	$7,912	605%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
Interest income increased by $5.1 million, or 1,127%, in the three months ended September 30, 2022 compared to the same period in the prior year. The increase was primarily attributable to interest income earned on money market funds and short-term investments.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
Interest income increased by $6.8 million, or 605%, in the nine months ended September 30, 2022 compared to the same period in the prior year. The increase was primarily attributable to interest income earned on money market funds and short-term investments.

Key Metric and Non-GAAP Financial Measure

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2021	2022	% Change	2021	2022	% Change
Loss from operations	$(115,949)	$(118,833)	2%	$(295,444)	$(341,740)	16%
Adjusted EBITDA(1)	$(81,398)	$(92,780)	14%	$(197,485)	$(255,691)	29%

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
•restructuring expenses; and
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
The following table provides a reconciliation of reported net loss from operations determined in accordance with GAAP to non-GAAP adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Loss from Operations	$(115,949)	$(118,833)	$(295,444)	$(341,740)
Stock-based compensation expense	32,082	23,032	90,880	75,710
Depreciation and amortization	2,359	2,874	6,768	8,335
Restructuring expenses	—	—	—	1,568
Interest expense	110	147	311	436
Adjusted EBITDA	$(81,398)	$(92,780)	$(197,485)	$(255,691)

Liquidity and Capital Resources
We have financed our operations primarily through the sale of capital stock, which has historically been sufficient to meet our working capital and capital expenditure requirements. As of September 30, 2022, our principal sources of liquidity were $0.9 billion of cash and cash equivalents, exclusive of restricted cash of $1.6 million, and $0.2 billion of short-term investments. Cash and cash equivalents consist of cash in banks and highly liquid investments, primarily money market funds, commercial paper and U.S. government and agency securities, purchased with an original maturity of three months or less. Short-term investments consist primarily of available-for-sale debt securities including: commercial paper, U.S. treasury securities, U.S. government agency securities, and corporate debt securities. We consider our short-term investments as available for use in current operations. Based on our current operating plan, we believe that our existing cash and cash equivalents and anticipated cash generated from sales of our services, will be sufficient to meet our anticipated cash needs for at least the next 12 months.
Our future capital requirements will depend on many factors, including, but not limited to, the rate of our growth, our ability to attract and retain users and their willingness to pay for our services, and the timing and extent of spending to support our efforts to develop our L4 autonomous semi-trucks and other products and services. Further, we may enter into future arrangements to acquire or invest in businesses, products, services, strategic partnerships, and technologies. As such, we may be required to seek additional equity and/or debt financing. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations may be materially and adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2022
Net cash (used in) provided by:
Operating activities	$(186,365)	$(255,991)
Investing activities	$(12,420)	$(210,140)
Financing activities	$1,300,013	$1,941
Operating Activities
Net cash used in operating activities was $186.4 million and $256.0 million for the nine months ended September 30, 2021 and 2022, respectively. The increase was primarily due to an increase in loss from operations as we continue to operate, develop, and expand our AFN and L4 autonomous semi-truck technology, grow our research and development and general support personnel, and incur incremental expenses associated with being a public company.
Investing Activities
Net cash used in investing activities was $12.4 million and $210.1 million for the nine months ended September 30, 2021 and 2022, respectively. The increase was primarily due to our investment in marketable securities in the nine months ended September 30, 2022.
Additionally, non-cash acquisitions of property and equipment included in liabilities were $2.0 million and $3.8 million for the nine months ended September 30, 2021 and 2022, respectively.

Financing Activities
Net cash provided by financing activities was $1.3 billion for the nine months ended September 30, 2021 as we received significant proceeds from the sale of Class A common stock in our IPO and concurrent private placement of $1.0 billion, proceeds from the exercise of warrants for redeemable convertible preferred stock of $183.0 million, and net proceeds from the issuance of redeemable convertible preferred stock of $54.7 million. Net cash provided by financing activities was $1.9 million for the nine months ended September 30, 2022 related to proceeds received from the issuance of shares related to the exercise of stock options by employees and purchases under our Employee Stock Purchase Plan, offset by the principal payments on our truck loans.
Material Cash Requirements
At September 30, 2022, there were future minimum lease payments of $8.6 million and $60.2 million for finance and operating leases, respectively.
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
JOBS Act Accounting Election
We are an emerging growth company ("EGC"), as defined in the Jumpstart Our Business Startups (JOBS) Act. The JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, refer to Note 1. Description of Business and Summary of Significant Accounting Policies in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Other than the items noted below, there have been no material changes to the Company's market risk during the first nine months of 2022. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the 2021 Form 10-K.
Investment and Interest Rate Risk
We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and marketable securities and the fair value of those securities.
We had cash and cash equivalents of $0.9 billion and short-term investments of $0.2 billion as of September 30, 2022, which primarily consisted of cash in banks and highly liquid investments with original maturities of three months or less. The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We invest primarily in highly-liquid, investment grade debt securities, and we limit the amount of credit exposure to any one issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Because our cash equivalents and marketable securities generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our investment portfolio as of September 30, 2022.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, investigations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Material Weakness in Internal Control over Financial Reporting
In connection with our evaluation for the three months ended September 30, 2022, we identified a material weakness in internal control over financial reporting resulting from a lack of understanding among Company personnel regarding the Company's policy on the identification, approval, and disclosure of related party transactions. As a result, we did not maintain effective controls over the disclosure of related party transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected. Other than our related party transaction with Hydron disclosed above, we are not party to any related party transactions as of September 30, 2022.
Remediation Plan
We have commenced measures to remediate the identified material weakness, including:
•Providing targeted training to certain personnel regarding the scope and application of the Company's policy on identification and reporting of related party transactions;
•Further developing, refining, and implementing processes and documentation procedures related to the identification and reporting of related party transactions;

While we have initiated a plan to remediate this material weakness, these actions and planned actions are subject to ongoing evaluation by management and will require testing and validation of design and operating effectiveness of internal controls over financial reporting over future periods. We are committed to the continuous improvement of our internal control over financial reporting and intend to continue to take actions necessary to remediate deficiencies in our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Except as discussed above, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1.     Legal Proceedings.
Except as described below, the Company believes it is not presently a party to any litigation the outcome of which, if determined adversely against the Company, would individually or in the aggregate have a material adverse effect on the Company’s business, financial condition, cash flows, or results of operations.
Shareholder Securities Litigation
On August 31, 2022, a securities class action (the “August 2022 Action”) complaint was filed, in the United States District Court for the Southern District of California, against the Company and certain of its current and former directors and officers (Xiaodi Hou, Mo Chen, Cheng Lu, Patrick Dillon, and James Mullen), and the underwriters who underwrote its IPO, on behalf of a putative class of stockholders who acquired its securities from April 15, 2021 through August 1, 2022. Dicker v. TuSimple Holdings, Inc. et al., 3:22-cv-01300-JES-MSB (S. D. Cal.). The complaint filed in the August 2022 Action alleges, among other things, that the Company and certain of its current and former directors and officers violated Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act by making materially false or misleading statements, or failing to disclose information it was required to disclose, regarding the Company's autonomous driving technology. The complaint seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees.
On November 10, 2022, a second securities class action (the “November 2022 Action”) complaint was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former directors and officers (Xiaodi Hou, Mo Chen, Cheng Lu, Eric Tapia, Patrick Dillon, and James Mullen), and the underwriters who underwrote its IPO, on behalf of a putative class of stockholders who acquired its securities from April 15, 2021 through October 31, 2022. The complaint in the November 2022 Action alleges, among other things, that the Company and certain of its current and former directors and officers violated Sections 11, 12(a), and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, by making false or misleading statements, or failing to disclose information it was required to disclose, regarding the Company's related party transaction with Hydron, Inc. (“Hydron”) and the Company’s sharing of confidential information and proprietary technology with Hydron without approval from the Company’s board of directors. The complaint seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The November 2022 Action has since been transferred to the Southern District of California: Woldanski v. TuSimple Holdings, Inc., et al., 3:23-cv-00282-JES-MSB (S. D. Cal.).
The complaints in the August 2022 Action and November 2022 Action may be amended at a future date to add additional or alternate allegations regarding liability or alternate or additional claims for relief.
On May 3, 2023, the Company made a motion to consolidate the August 2022 Action and November 2022 Action. That motion remains pending.
The Company is unable to estimate the potential loss or range of loss, if any, associated with this, or any similar, lawsuit, which could be material.
Shareholder Derivative Actions
On November 28, 2022, a shareholder derivative action was filed in the Delaware Court of Chancery by a stockholder purportedly on behalf of the Company against certain of its current and former directors and officers (Xiaodi Hou, Mo Chen, Brad Buss, Karen Francis, Michelle Sterling, and Reed Warner) alleging, among other things, that certain of the Company’s current and former directors and officers breached their fiduciary duties to the Company in connection with a related party transaction with Hydron: Nusbaum v. Hou et al., 2022-1095-NAC (Del. Ch.). The shareholder derivative action also alleges breaches of fiduciary duties against certain of the Company’s current and former directors and officers in connection with the restructuring of the Company’s board of directors.
On December 15, 2022, a second shareholder derivative action was filed in the Delaware Court of Chancery by a stockholder purportedly on behalf of the Company against certain of its current and former directors and officers (Xiaodi Hou, Mo Chen, Cheng Lu, Patrick Dillon, Eric Tapia, James Mullen, Brad Buss, Charles Chao, Karen Francis, Michelle Sterling, Reed Werner, and Bonnie Zhang) alleging similar claims to the action filed on November 28, 2022: Young v. Hou et al., 2022-1157-NAC (Del. Ch.). The second shareholder derivative action additionally asserts, among other things, claims regarding the safety of the Company’s technology and alleged inadequacy of the Company’s internal controls.
On March 6, 2023, a third shareholder derivative action was filed in the Delaware Court of Chancery by a stockholder purportedly on behalf of the Company against certain of its current and former directors and officers (Xiaodi Hou, Brad Buss, Mo Chen, Charles Chao, Karen Francis, Wendy Hayes, Cheng Lu, James Lu, Michael Mosier, Michelle Sterling, Reed Werner, and Bonnie Zhang), alleging similar claims to the actions filed on November 28, 2022 and December 15, 2022: Wolfson v. Hou et al., 2023-0279-NAC (Del. Ch.). The stockholder has since purported to voluntarily dismiss her action.

On March 29, 2023, the Company made a motion to consolidate all of the above shareholder derivative actions. The Court granted the motion and consolidated the shareholder derivative actions on May 5, 2023.
The Company is unable to estimate the potential loss or range of loss, if any, associated with this, or any similar, lawsuit, which could be material.
Item 1A. Risk Factors.
Certain factors may have a material adverse effect on our business, financial condition, results of operations and prospects. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and the accompanying notes, included elsewhere in this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity, results of operations, prospects, and the market price of our Class A common stock.
Risk Factors Summary
An investment in our securities involves various risks. Such risks, including those set forth in the summary of material risks in this Item 1A, should be carefully considered before purchasing our securities.
•We may be subject to risks associated with potential transactions related to exploration of strategic alternatives and the failure to complete a potential transaction could adversely affect our business, results of operations, financial condition, and the market price of our Common Stock.
•Our failure to timely file periodic reports with the SEC may result in the delisting of our Class A common stock.
•Autonomous driving is an emerging technology and involves significant risks and uncertainties.
•We have a limited operating history in a new market and face significant challenges as our industry is rapidly evolving.
•Unfavorable media coverage and publicity negatively affects our business from time to time.
•We may be subject to product liability or warranty claims that could result in significant direct or indirect costs, including reputational harm, increased insurance premiums, or the need to self insure, which could adversely affect our business and operating results.
•We rely on our relationships with OEMs, business partners and other industry participants and depend on them for a substantial portion of the development and integration of our AFN. Business collaboration with partners is subject to risks, which could have a material adverse impact on our business, financial condition and results of operations.
•We are an early-stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future.
•We expect to need to raise additional funds and these funds may not be available to us on attractive terms when we need them, or at all. If we cannot raise additional funds on attractive terms when we need them, our operations and prospects could be negatively affected.
•We depend on the experience and expertise of our senior management team, technical engineers, and certain key employees, and the loss of any executive officer or key employee, or the inability to identify and recruit executive officers, technical engineers, and key employees in a timely manner, could harm our business, operating results, and financial condition.
•Our management team has limited experience managing a public company.
•Our workforce was recently reduced, which could impact the speed of our business development and our ability to retain and attract talent.
•If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, or adequately address competitive challenges.
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
•We have identified, and may in the future identify, a material weakness in our internal control over financial reporting.

•Our business has been and may continue to be adversely affected if we are unable to adequately establish, maintain, protect, and enforce our intellectual property and proprietary rights or prevent third parties from making unauthorized use of our technology and other intellectual property rights.
•Unauthorized control or manipulation of systems in autonomous semi-trucks may cause them to operate improperly or not at all, or compromise their safety and data security, which could result in loss of confidence in us and our products, termination of contracts with certain of our OEM or Tier 1 partners and harm our business.
•We are and may continue to be subject to claims, lawsuits, government actions, inquiries or investigations and other proceedings that may adversely affect our business, financial condition and results of operations.
•We are subject to substantial regulations, including regulations governing autonomous vehicles, and unfavorable changes to, or failure by us to comply with, these regulations could substantially harm our business and operating results.
•Our operations in China are subject to significant government regulation, as well as a variety of legal, political, and economic risks. If the Chinese government modifies its laws and regulations, or interprets and enforces these laws and regulations in a manner that is adverse to our business in China, our consolidated business and results of operations may be materially harmed.
•We face risks associated with our international operations and expansion to new markets, including unfavorable regulatory, political, tax, and labor conditions, which could harm our business.
•Investments in us have been and may be subject to U.S. foreign investment regulations which may impose conditions or limitations on certain investors (including, but not limited to, limits on purchasing our Common Stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, forced divestiture, or other measures).
•We are subject to various requirements and restrictions under the NSA, and we have incurred and expect to incur significant costs to comply with those requirements and may be subject to monetary penalties and/or the appointment of a third-party monitor if we do not comply with the requirements and restrictions under the NSA. In addition, restrictions under the NSA could limit our business activities.
•The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, in particular, our Founders, which will limit your ability to influence the outcome of important transactions, including a change in control.
•We are a "controlled company" as defined in the Nasdaq Listing Rules and, as a result, qualify for exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such requirements.
•Our failure to timely and effectively implement controls and procedures required by Section 404(a) and Section 404(b) of the Sarbanes-Oxley Act could have a material adverse effect on our business.
•We are and may continue to be subject to securities litigation, which is expensive and could divert our management's attention.
•Anti-takeover provisions in our charter documents may discourage our acquisition by a third party, which could limit our stockholders' opportunity to sell their shares, at a premium.
•The market price and trading volume of our common stock has been volatile and may continue to face negative pressure, including as a result of future sales or distributions of our common stock.
Risks Relating to our Exploration of Strategic Alternatives
We may be subject to risks associated with potential transactions related to exploration of strategic alternatives (a “Potential Transaction”), which may not be completed on the terms or timeline contemplated, or at all, for a variety of reasons and the failure to complete a Potential Transaction could adversely affect our business, results of operations, financial condition, and the market price of our Common Stock.
We may decide to divest of certain assets or businesses as part of a Potential Transaction. For example, on June 28, 2023, we announced that we are evaluating and reviewing strategic alternatives for our U.S. business with a goal of maximizing shareholder value. Any Potential Transaction would require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations, and consequently our results of operations and financial condition.
We may not be successful in identifying or managing the risks involved in any divestiture or similar transaction, including our ability to obtain a reasonable purchase price, potential liabilities that may continue to apply to us following the divestiture or similar transaction, potential tax implications, employee issues or other matters. Further, strategic opportunities are impacted by our reputation, including unfavorable publicity and the allegations made therein and the confidence of our business partners in our business. Our inability to address these risks could adversely affect our business, financial condition and results of operations.
Even if a Potential Transaction is initiated, there can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals. Furthermore, if we initiate a Potential Transaction, we may be subject to a number of material risks, including:
•the trading price of our Common Stock may significantly decline to the extent that the market price of the Common Stock reflects positive market assumptions that a Potential Transaction will be initiated and completed, and the related benefits will be realized;
•the obligation to pay significant transaction costs, such as legal, accounting and financial advisory costs that are not contingent on closing;
•disruptions to our business and our relationships with third parties and employees;
•the diversion of management and resources towards a Potential Transaction, for which we will have received little or no benefit if completion of a Potential Transaction does not occur; and
•reputational harm including relationships with customers and business partners due to the adverse perception of any failure to successfully complete a Potential Transaction.
Risks Related to Nasdaq Compliance and Delisting
Our failure to timely file periodic reports with the SEC may result in the delisting of our Class A common stock.
As a result of the events described in the Explanatory Note on the first page of this Quarterly Report on Form 10-Q, we were unable to file this report, as well as our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC on a timely basis, and we foresee being unable to timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (together, the “Delayed Reports”).
By letter dated May 5, 2023, The Nasdaq Listing Qualifications Staff notified us that due to the delinquent filings as of that date, we were not in compliance with the continued listing requirement regarding the timely filing of periodic reports with the SEC, and that our requests for extension had been denied. We requested and received a hearing before the Nasdaq Hearings Panel, which was held on June 22, 2023. The Nasdaq Hearings Panel issued a decision on July 6, 2023 to continue the Company’s listing on The Nasdaq Stock Market (“Nasdaq”), subject to the filing of the Delayed Reports by September 30, 2023. If we are unable to file the Delayed Reports by September 30, 2023 or otherwise fail to maintain compliance with Nasdaq’s listing standards, our Class A Common Stock may be delisted by Nasdaq. If our Class A common stock is delisted, it may become more difficult for our stockholders to sell our stock in the public market and the price of our Class A common stock may be adversely affected. Delisting from Nasdaq could also result in other negative outcomes, including the potential loss or reduction of confidence by customers, business partners and employees, the potential loss or reduction of investor interests, and fewer business and strategic opportunities, any of which could have a material adverse impact on our business, results of operations and financial condition.
Risks Related to Our Technology, Business Model, and Industry
Autonomous driving is an emerging technology and involves significant risks and uncertainties.
Our autonomous driving technology is highly dependent on internally-developed software, as well as on partnerships with third parties such as semi-truck OEMs and other Tier 1 suppliers. We develop and integrate our autonomous driving technology and work with OEMs and other suppliers to develop autonomous driving technology hardware.
We currently operate on our AFN L4 autonomous semi-trucks equipped with our autonomous driving technology. We will need to establish a partnership with an OEM that seeks to manufacture purpose-built L4 autonomous semi-trucks capable of incorporating our autonomous driving technology. We also need to seek out and depend on other third parties to produce components for our L4 autonomous semi-trucks. The timely development and performance of our autonomous driving programs is dependent on the materials, cooperation, and quality delivered by partners. Further, we do not control technology for serial production, such as brakes, gear shifting, and steering. There can be no assurance that those applications can be developed and validated at the high reliability standard required for L4 autonomous driving in a cost-effective and timely manner. Our ability to establish and our dependence on these relationships exposes us to the risk that components manufactured by OEMs or other suppliers could contain defects that would cause our autonomous driving technology to not operate as intended. For further information, see “We will need to establish relationships with OEMs, business partners and other industry participants and depend on them for a substantial portion of the development and integration of our AFN. Business collaboration with partners is subject to risks, and these relationships may not lead to significant revenue. Failure to establish these relationships or any adverse change in our cooperation with them, including if they terminate or reduce the scope of their relationship with us, could have a material adverse impact on our business, financial condition and results of operations.”

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
We commenced operations in 2015 and launched in July 2020 our AFN, an ecosystem consisting of L4 autonomous semi-trucks, high definition digital mapped routes, strategically placed terminals, and TuSimple Connect, a proprietary cloud-based autonomous operations oversight system. We expect to derive the majority of our revenue from our AFN, which is still in the early stages of development and commercialization. While in December 2021, we completed our first driver out, fully autonomous semi-truck run with our upfitted class 8 semi-truck traveling 80 miles on surface streets and highways at night in Arizona without a human in the vehicle, we still continue to be in the early stages of commercialization of our L4 autonomous truck. While we continue to perform driver-out runs, there is no assurance that they will be successful.
You should consider our business and prospects in light of the risks and challenges we face as a new entrant into a novel industry, including, among other things, with respect to our ability to:
•navigate an evolving and complex regulatory environment;
•resolve on favorable terms, if at all, any regulatory or government actions, inquiries, or investigations, or securities litigation;
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
If we fail to address any or all of these risks and challenges, our business may be materially and adversely affected. There are also a number of additional challenges to L4 autonomous driving, many of which are not within our control, including market acceptance of autonomous driving, governmental licensing requirements, concerns regarding data security and privacy, actual and threatened litigation (whether or not a judgment is rendered against us), and perceptions that an autonomous vehicle is not safe because there is no human driver. In April 2022, the Federal Motor Carrier Safety Administration initiated an investigation into an accident involving one of our trucks, which resulted in no injuries and minor damage to our vehicle. We cooperated with the investigation and it was concluded without any penalties brought against us. However, this accident resulted in negative publicity about the safety of our autonomous driving technology. There can be no assurance that the market will accept our technology, in which case our future business, results of operations and financial condition could be adversely affected.
The autonomous trucking and freight transport industry is in its early stages and is rapidly evolving. Our autonomous driving technology has not yet been commercialized. We cannot assure you that we will be able to adjust to changing market or regulatory conditions quickly or cost-effectively. If we fail to do so, our business, results of operations and financial condition will be adversely affected.

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
Our future business depends in large part on our ability to continue to develop and to successfully commercialize our L4 autonomous driving technology, our AFN, and other freight capacity services we plan to offer. Our ability to develop, deliver, and commercialize our autonomous driving software and systems to support or perform autonomous operation of large semi-trucks is still unproven.
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
•any future restructuring or reduction in workforce; and
•our ability to enter into strategic relationships with key members in the trucking and freight transport industries, as well as component suppliers.
We have limited experience to date in applying our autonomous driving technology at scale. While we currently operate autonomous semi-trucks equipped with our autonomous driving technology, we have not yet produced and sold to third parties our purpose-built L4 autonomous semi-trucks. Even if we are successful in developing and commercializing our technology, we could face unexpected difficulties, delays, and cost overruns, including as a result of factors beyond our control such as unforeseen issues with our technology, problems with suppliers, and adverse regulatory developments. Any failure to develop our technology within our projected costs and timelines could have a material adverse effect on our business, prospects, operating results, and financial condition. We have not tested our semi-trucks in adverse weather conditions, including rain or snow, and the risks involved in operating in such adverse weather conditions remain uncertain.
The operation of our L4 autonomous semi-trucks is different from non-autonomous semi-trucks and may be unfamiliar to our users and other road users.
We have engineered our L4 autonomous semi-trucks with our technology, which is designed to provide the ability to sense, predict, and react to real-world driving situations. Our proprietary artificial intelligence (“AI”) and machine vision capabilities are engineered to meet the demands of commercial trucks. In certain instances, these protections may cause the vehicle to behave in ways that are unfamiliar to drivers of non-autonomous driving trucks. For example, our L4 autonomous semi-trucks are designed to adhere strictly to safety rules, including stopping for three seconds at a stop sign. These safety rules may not be strictly adhered to by human drivers, and thus may be unfamiliar or come as a surprise to other drivers on the road.
Furthermore, there can be no assurance that our users will be able to properly adapt to the different operation processes for our L4 autonomous semi-trucks. For example, users may not be able to adapt their business processes to address activities such as dispatching trucks, pre-trip inspections, remote monitoring, and truck retrieval. Any accidents resulting from such failure to operate our L4 autonomous semi-trucks properly could harm our brand and reputation, result in adverse publicity, and product liability claims, and have a material adverse effect on our business, prospects, financial condition, and operating results.

Unfavorable media coverage and publicity negatively affects our business from time to time.
Unfavorable publicity has in the past, and could in the future, adversely affect our reputation. For example, we have been the subject of media coverage regarding the safety of our technology, our senior management, including turnover of executive officers and the board of directors, litigation and regulatory or government actions, inquiries, and investigations, and we may continue to receive negative publicity related to these topics and others. Further, our business partners have raised concerns about the Company's unfavorable media coverage and the allegations made therein, which has undermined their confidence to continue doing business with us. Any such negative publicity could have a material adverse effect on our reputation, business, employee retention, prospects, ability to pursue strategic transactions or opportunities, operating results, and financial condition. We have experienced such adverse effects to varying degrees from time to time. Negative publicity also could have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
Additionally, regulatory, safety, and reliability issues, or the perception thereof, many of which are outside of our control, could also cause the public or our potential partners and users to lose confidence in autonomous solutions in general. The safety of such technology depends in part on user interaction and users, as well as other drivers, pedestrians, other obstacles on the roadways or other unforeseen events. For example, there have been several crashes involving automobiles of other manufacturers resulting in death or personal injury where autopilot features are engaged. Even though these incidents were unrelated to our AFN and our technology, such cases resulted in significant negative publicity and, in the future, could result in suspension or prohibition of self-driving vehicles. In addition, in April 2022, the Federal Motor Carrier Safety Administration initiated an investigation into an accident involving one of our trucks, which resulted in no injuries and minor damage to the vehicle. We cooperated with the investigation and it concluded without any penalties brought against us. However, this accident resulted in negative publicity about the safety of our autonomous driving technology. If safety and reliability issues for autonomous driving technology cannot be addressed properly, our business, prospects, operating results, and financial condition could be materially harmed.
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
We may be subject to claims if one of our semi-trucks or a user’s semi-truck is involved in an accident and people are injured or purport to be injured or if property is damaged. Any product liability claim may subject us to lawsuits and substantial monetary damages, product recalls or redesign efforts, and even a meritless claim may require us to defend it, all of which may generate negative publicity and be expensive and time-consuming. Any insurance that we carry may not be sufficient or it may not apply to all situations. The risk of serious injury, death, and substantial damage to property is much higher with a substantially heavier fast-moving autonomous semi-truck, as compared to a collision with a slower moving autonomous passenger car in an urban environment.

In April 2022, the Federal Motor Carrier Safety Administration initiated an investigation into an accident involving one of our trucks, which resulted in no injuries and minor damage to our vehicle. We cooperated with the investigation, and it was concluded without any penalties brought against us. However, this accident resulted in negative publicity about the safety of our autonomous driving technology. If we cannot rapidly address any safety concerns or defects with our products or there are additional accidents involving our products, our business, our brand, relationships with users, results of operations, and financial condition will be adversely affected. If we again experience such an event or multiple events, our insurance premiums could increase significantly or insurance may not be available to us at all. Further, if insurance is not available on commercially reasonable terms, or at all, we might need to self-insure.
Furthermore, lawmakers or governmental agencies could pass laws or adopt regulations that limit the use of autonomous trucking technology or increase liability associated with its use. Additionally, product liability claims that affect our competitors or suppliers may also cause adverse publicity for us, our vehicles and our AFN.
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
In addition, we could face material legal claims for breach of contract, product liability, tort or breach of warranty as a result of these problems. Any such lawsuit may cause irreparable damage to our brand and reputation. Further, defending a lawsuit, regardless of its merit, could be costly and may divert management’s attention and adversely affect the market’s perception of us and our services. Also, our business liability insurance coverage could prove inadequate with respect to a claim and future coverage may be unavailable on acceptable terms or at all. These product-related issues could result in claims against us and our business could be materially and adversely affected.
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
In addition, we also face competition from traditional freight transport companies, such as non-autonomous trucking companies, railroads, and air carriers. Traditional shipping fleets and other carriers operating with human drivers are still the predominant operators in the market. Because of the long history of such traditional freight transport companies serving the freight market, there may be many constituencies in the market that would resist a shift towards autonomous freight transport, which could include lobbying and marketing campaigns, particularly because our technology will displace semi-truck drivers. Further, certain market leaders in the automotive industry may start, or have already started, pursuing large scale deployment of autonomous vehicle technology on their own. These companies may have more operational and financial resources than us. We cannot guarantee that we will be able to effectively compete with them. We may also face competition from Tier 1 suppliers and other technology and automotive supply companies if they decide to expand vertically and develop their own autonomous semi-trucks, some of whom have significantly greater resources than we do. We do not know how close these competitors are to commercializing autonomous driving systems.
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
Our business and financial performance are affected by the health of the truck freight industries, which are reliant on infrastructure maintained by third parties and are affected by risks that are largely out of the control of industry participants.
We or our users may experience capacity constraints due to increased demand for transportation services and decaying highway infrastructure. Poor infrastructure conditions and roadway congestion could slow service times, reduce operating efficiency and increase maintenance expense for truck operators. Some states have taken infrastructure funding measures into their own hands and have explored or instituted road-usage programs, truck-only tolling, congestion pricing, and fuel tax increases. In addition, risks including harsh weather or natural disasters, such as hurricanes, tornadoes, fires and floods, global pandemics and acts of terrorism could further damage existing infrastructure. Damage or further deterioration of highway infrastructure could negatively impact our partners and ultimately our business and operating results by increasing costs associated with truck freight. Similarly, a failure of continued investment in highway infrastructure or a redirection of government investment into rail or ocean freight infrastructure could negatively impact the truck freight industry and ultimately us.
The trucking industry is subject to economic, business, and regulatory factors that are largely beyond our control, any of which could have a material adverse effect on us and our business.
The trucking industry is highly cyclical, and our business is dependent on a number of factors that may have a negative impact on our results of operations, many of which are beyond our control. Any conditions that negatively impact the trucking industry generally could ultimately impact demand for our technology. We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets such as:
•recessionary economic cycles, rising interest rates and inflation;
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
Our users may be subject to cost increases outside their and our control that could materially reduce demand for our technology. Such cost increases include, but are not limited to, increases in fuel prices, including as a result of the conflict between Russia and Ukraine arising from the invasion of Ukraine by Russia, rising interest rates, inflation, taxes, tolls, license and registration fees, insurance and revenue equipment and related maintenance, tires and other components.

Risks Related to Our Dependence on Third Parties
We rely on our relationships with OEMs, business partners and other industry participants and depend on them for a substantial portion of the development and integration of our products and services. Business collaboration with partners is subject to risks, and these relationships may not lead to significant revenue. Any adverse change in our relationship with them, including if they terminate or reduce the scope of their relationship with us, could have a material adverse impact on our business, financial condition and results of operations.
Strategic business relationships are and will continue to be an important factor in the growth and success of our business. Our autonomous driving technology is highly dependent on internally-developed software, as well as on partnerships with third parties such as semi-truck OEMs and other Tier 1 suppliers. We must develop and integrate our autonomous driving technology and work with OEMs and other suppliers to develop autonomous driving technology hardware. We have alliances and partnerships with other companies in the trucking and automotive industry in Asia, and we will need to identify and negotiate additional partnerships, to help us in our efforts to continue to enhance our technology, commercialize our solutions, and drive market acceptance.
We do not currently have, and therefore will need to identify and negotiate new relationships with other third parties in the U.S., such as those who can provide service centers, maintenance, refueling, roadside service, towing, sensor support, and financing services. We may not be able to successfully identify and negotiate definitive agreements with these third parties to provide the services we would require on terms that are attractive or at all, which would cause us to incur increased costs to develop and provide these capabilities.
Collaboration with these third parties is subject to risks, some of which are outside our control. For example, on December 5, 2022, TuSimple and Navistar announced an end to our co-development under the joint development agreement dated July 2020. The reduction in scope or termination of our partnership with semi-truck manufacturers or leading microchip manufacturers has and may continue to delay or prevent our efforts to produce purpose-built L4 autonomous semi-trucks at scale and our ability to carry out our business in the ordinary course would suffer, which could have a material adverse impact on our business, results of operations, and financial condition.
In addition, such partnership agreements had in the past and may in the future contain certain exclusivity provisions which, if triggered, could preclude us from working with other businesses with superior technology or with whom we may prefer to partner for other reasons. We could experience delays to the extent our partners do not meet agreed upon timelines or experience capacity constraints. We could also experience disagreement in budget or funding for the joint development project. There is also a risk of other potential disputes with partners in the future, including with respect to intellectual property rights. Our ability to successfully commercialize could also be adversely affected by perceptions about the quality of our or our partners’ trucks.
If any of our other partner agreements were to be terminated, we may be unable to enter into new agreements on terms and conditions acceptable to us. The expense and time required to complete any transition, and to assure that vehicles manufactured at facilities of new third-party partners comply with our quality standards and regulatory requirements, may be greater than anticipated. Any of the foregoing could have a material adverse impact on our business, results of operations, and financial condition.
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

Furthermore, our agreements with our third party suppliers are non-exclusive. Our suppliers may dedicate more resources to other companies, including our competitors. We have already and may in the future experience component shortages and price fluctuations of certain key components and materials, and the predictability of the availability and pricing of these components may be limited. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the situation in Ukraine, could negatively impact our ability to acquire such key components or materials. Component shortages or pricing fluctuations could be material in the future. In the event of a component shortage, supply interruption or material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill user orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, may adversely affect our ability to meet scheduled product deliveries to users. This could adversely affect our relationships with our users and could cause delays in our ability to expand our operations, including with our partners manufacturing purpose-built L4 autonomous semi-trucks. Even where we are able to pass increased component costs along to our users, there may be a lapse of time before we are able to do so such that we must absorb the increased cost initially. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to have sufficient ability to meet user demand, which may result in users using competitive services instead of ours.
Risks Related to Our Financial Position and Need for Additional Capital
We are an early stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future.
We have not recognized a material amount of revenue to date and had an accumulated deficit of $1.5 billion as of September 30, 2022. We have developed and launched our products and services but there can be no assurance that it will be commercially successful at scale. Our potential profitability is dependent upon a number of factors, many of which are beyond our control.
We expect the rate at which we will incur losses to be significantly higher in future periods as we:
•design, develop, and manufacture purpose-built L4 autonomous semi-trucks with our OEM partners;
•seek to achieve and commercialize full L4 autonomy for our purpose-built L4 autonomous semi-trucks;
•seek to expand our AFN;
•expand our design, development, maintenance, and repair capabilities;
•respond to competition in the autonomous driving market and from traditional freight transportation providers;
•respond to evolving regulatory developments, litigation, and government actions, inquiries and investigations in the nascent autonomous vehicle market;
•increase our sales and marketing activities; and
•manage our headcount to accelerate our product launches and scale our network.
Because we will incur the costs and expenses from these efforts before we receive any incremental revenue, we expect that our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipated or that these efforts may not result in revenue, which would further increase our losses. In particular, we expect to incur substantial research and development (“R&D”) costs. Because we account for R&D as an operating expense, these expenditures will adversely affect our results from operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.
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

We may raise these additional funds through the issuance of equity, equity-related, or debt securities. To the extent that we raise additional financing by issuing equity securities or convertible debt securities, our stockholders may experience substantial dilution, and to the extent we engage in debt financing, we may become subject to restrictive covenants that could limit our flexibility in conducting future business activities. Financial institutions may request credit enhancements such as third-party guarantees and pledges of equity interests in order to extend loans to us. We cannot be certain that additional funds will be available to us on attractive terms when required, or at all. Further, unfavorable publicity and the allegations made therein, the turnover of our board of directors and senior management, our reputation, and the willingness of business partners to continue doing business with us may have a negative impact on the terms of any necessary financing, if available. If we cannot raise additional funds when we need them, our financial condition, results of operations, business, and prospects could be materially adversely affected.
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
Our success depends largely upon the continued services of our key executive officers and certain key employees. We rely on our executive officers and key employees in the areas of business strategy, research and development, marketing, sales, services, and general and administrative functions. We have experienced several senior management changes, including multiple C-suite executives during 2022, and there may continue to be changes in our executive management team or key employees resulting from the hiring or departure of executives or key employees, which could disrupt our business. For example, and as previously disclosed, on December 15, 2022, the Board authorized a broad restructuring plan to rebalance our cost structure in alignment with its strategic priorities, including the reduction in workforce by approximately 350 employees, or 25% of our global workforce. On May 16, 2023, the Board authorized an additional restructuring plan to further align our cost structure with its strategic priorities, including a reduction in workforce by approximately 300 employees, or 30% of our global workforce. There can be no assurance regarding future restructuring plans or reductions in workforce, which could individually or in the aggregate, have a material adverse impact on our business, results of operations and financial condition.
In addition, recent changes to our board of directors and senior management, unfavorable publicity or perceptions about our succession planning could adversely impact our ability to attract and retain highly qualified personnel. We do not maintain key-person insurance for any member of our senior management team or any other employee. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have an adverse effect on our business.
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
Our workforce was recently reduced, which could impact the speed of our business development and our ability to retain and attract talent.
As previously disclosed, on December 15, 2022 and May 16, 2023, the Board authorized restructuring plans, which included reductions in workforce. There can be no assurance regarding future restructuring plans or reductions in workforce, which could individually or in the aggregate, have a material adverse impact on our business, results of operations and financial condition.

To execute our strategy, our business requires that we attract and retain highly qualified personnel. Competition for these personnel is intense in the technology industry, especially for engineers with high levels of experience in artificial intelligence and designing and developing autonomous driving related algorithms. We may also need to recruit highly qualified technical engineers internationally and therefore subject us to the compliance of relevant immigration laws and regulations. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have and can offer more attractive compensation packages for new employees. In addition, as previously disclosed, prior to his resignation, we were in the process of conducting an internal investigation into claims that Dr. Xiaodi Hou was approaching TuSimple employees about leaving the Company and joining a new venture being planned by Dr. Hou. Dr. Hou resigned while the investigation was ongoing.
Additionally, if we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or our company have breached their legal obligations, resulting in a diversion of our time and resources and potentially in litigation. Further, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel on a timely basis or fail to retain and motivate our current personnel, we may not be able to commercialize and then expand our products and services in a timely manner and our business and future growth prospects could be adversely affected.
If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, or adequately address competitive challenges.
Although we recently announced restructuring plans, we plan to continue to expand our international operations in the future, which may place a significant strain on our managerial, administrative, operational, and financial resources, as well as our infrastructure. Our success will depend in part on our ability to manage this growth effectively and execute our business plan. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures.
We rely heavily on information technology (“IT”) systems to manage critical business functions. To manage our business effectively, we must continue to improve and update our infrastructure, including our IT, financial, and administrative systems and controls. In particular, we may need to significantly expand our IT infrastructure as the amount of data we store and transmit increases over time, which will require that we both utilize existing IT products and adopt new technology. If we are not able to scale our IT infrastructure in a cost-effective and secure manner, our ability to offer competitive solutions will be harmed and our business, financial condition, and operating results may suffer.
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
For example and as previously disclosed, on December 15, 2022, the Board authorized a broad restructuring plan to rebalance our cost structure in alignment with its strategic priorities, including the reduction in workforce by approximately 350 employees, or 25% of our global workforce. On May 16, 2023, the Board authorized an additional restructuring plan to further align our cost structure with its strategic priorities, including a reduction in workforce by approximately 300 employees, or 30% of our global workforce. There can be no assurance regarding future restructuring plans or reductions in workforce, which could individually or in the aggregate, have a material adverse impact on our business, results of operations and financial condition. Failure to manage our strategy effectively could cause our business to suffer, which, in turn, could have an adverse impact on our financial condition and operating results.
Our L4 autonomous semi-trucks are expensive and, as a result, we, along with our users, may need to obtain financing to purchase or lease semi-trucks.
Because acquiring semi-trucks and then outfitting them with our autonomous technology is expensive, we will need to obtain committed financing capacity for our self-operated fleet to support our growth, and we may in the future be required to find financing solutions to help our users or us purchase or finance our purpose-built L4 autonomous semi-trucks manufactured in partnership with OEMs. Our ability to attract financing depends on many factors that are outside of our control, including our or our users’ perceived creditworthiness and the condition of credit markets generally, including fluctuation in interest rates. If we are unable to procure financing partners willing to finance such deployments on terms favorable to us or at all, our ability to grow our business may be harmed.

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
Users may be less likely to purchase or use our L4 autonomous semi-trucks if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among users, suppliers, securities and industry analysts, and other parties in our long-term financial viability and business prospects. Negative publicity, including with respect to the subject matter of the previously disclosed Audit Committee investigation, and changes to our board of directors and senior management are additional factors that can contribute to a loss of confidence in our business. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history at scale, user unfamiliarity with our solutions, any delays in scaling manufacturing, delivery, and service operations to meet demand, competition and uncertainty regarding the future of autonomous vehicles, and our performance compared with market expectations.

We have identified and may in the future identify a material weakness in our internal control over financial reporting.
We have identified control deficiencies in the design and implementation of our internal control over financial reporting that constituted a material weakness. For example, and as previously disclosed, based on our Audit Committee’s investigation, we believe that, during 2022, in connection with our evaluation of Hydron Inc. ("Hydron") as a potential OEM partner, we shared confidential information with Hydron and its partners, which was not brought to the attention of the Audit Committee and Government Security Committee, and before entering into relevant non-disclosure and other cooperation agreements. After the information was disclosed, we entered into a non-disclosure agreement with Hydron that covered the information. We do not know whether Hydron shared, or publicly disclosed, the information before entering into that agreement. We believe based on the Audit Committee’s investigation that the information shared is not related to the intangible assets or patents reflected on our balance sheet. At this time, we have not been able to determine the value, if any, of such information. Sharing such confidential information with Hydron prior to us entering into a non-disclosure agreement may result in a material adverse impact to our business, financial condition and results of operations. Sharing such confidential information with Hydron could also impact our long-term business prospects among users, securities and industry analysts, and within our industries.
The Company has a policy requiring that related party transactions, or any transaction that may involve an actual or potential conflict of interest, be reported, reviewed and approved by the Audit Committee. The Audit Committee’s investigation revealed that that this control failure was the result of a lack of understanding among our personnel regarding the scope and application of the policy. The Audit Committee’s investigation has concluded in part that a related party transaction occurred between the Company and Hydron and such transaction was not properly reviewed, approved, or disclosed in accordance with the Company’s policy. Based upon the above findings, management has concluded that a material weakness exists in its disclosure controls and procedures regarding related party transactions in its SEC filings.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of the period including management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.
We are continuing to remediate the deficiencies described above, as described in Item 4 of Part I of this Quarterly Report on Form 10-Q, and intend to take such other action as we deem appropriate to further strengthen our internal control over financial reporting. However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In the future, we may identify additional material weaknesses that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate such material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected. Finally, this material weakness may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Pandemics and epidemics, including the COVID-19 pandemic, natural disasters, terrorist activities, political unrest, and other outbreaks could have a material adverse impact on our business, results of operations, financial condition, cash flows or liquidity, and the extent to which we will be impacted will depend on future developments, which cannot be predicted.
The COVID-19 pandemic caused us to modify our business practices (such as employee travel plans and cancellation of physical participation in meetings, events, and conference).
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

Risks Related to Our Intellectual Property, Information Technology and Data Privacy
Our business has been and may continue to be adversely affected if we are unable to adequately establish, maintain, protect, and enforce our intellectual property and proprietary rights or prevent third parties from making unauthorized use of our technology and other intellectual property rights.
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
While we take measures to protect our intellectual property, such efforts may be insufficient or ineffective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Other parties may also independently develop technologies that are substantially similar or superior to ours. We also may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. To defend ourselves against any intellectual property claims brought by third parties, whether with or without merit, can be time-consuming and could result in substantial costs and a diversion of our resources. These claims and any resulting lawsuits, if resolved adversely to us, could subject us to significant liability for damages, impose temporary or permanent injunctions against our products, technologies, or business operations, invalidate or render unenforceable our intellectual property, delay the introduction and implementation of new technologies, result in our substituting inferior or more costly technologies into our products or injure our reputation.
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
Additionally, see “We have identified and may in the future identify a material weakness in our internal control over financial reporting.”

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
Our patent applications may not be issued as patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
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
Additionally, see “We have identified and may in the future identify a material weakness in our internal control over financial reporting.”
Our third-party manufacturers and suppliers have access to our protected intellectual property, which may have a material adverse effect on our ability to protect our trade secrets and prevent others from commercially exploiting products similar to ours.
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
We utilize open-source software, which may pose particular risks to our proprietary software, technologies, products, and services in a manner that could harm our business.
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

Unauthorized control or manipulation of systems in autonomous semi-trucks may cause them to operate improperly or not at all, or compromise their safety and data security, which could result in loss of confidence in us and our products, termination of contracts with certain of our OEM or Tier 1 partners and harm our business.
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
We are subject to a variety of U.S. and international data privacy and consumer protection laws. The costs to comply with, or our actual or perceived failure to comply with, changing U.S. and foreign laws related to data privacy, security, and protection, or contractual obligations related to data privacy, security, and protection, could adversely affect our financial condition, operating results, and our reputation.
Any failure by us, our vendors, or business partners to comply with federal, state or international privacy, data protection or security laws or regulations relating to the processing, collection, use, retention, security and transfer of personally identifiable information could result in regulatory or litigation-related actions against us, legal liability, fines, damages, ongoing audit requirements and other significant costs. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and even an unsuccessful challenge by customers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us. Risks and penalties could include ongoing audit requirements, data protection authority investigations, legal proceedings by domestic and international governmental entities or others resulting in mandated disclosure of sensitive data or other commercially unfavorable terms.
In addition, certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation, application, and impact, and may require extensive system and operational changes, be difficult to implement, increase our operating costs, adversely impact the cost or attractiveness of the products or services we offer, or result in adverse publicity and harm our reputation. Finally, new privacy and cybersecurity laws have come into effect in China, as explained below under “Risks related to our international operations” section.
Risks Related to Regulations
We are and may continue to be subject to claims, lawsuits, government actions, inquiries or investigations and other proceedings that may adversely affect our business, financial condition and results of operations.
We are and may continue to be subject to claims, lawsuits, arbitration proceedings, regulatory or government actions, inquiries or investigations and other legal and regulatory proceedings as our business grows and as we deploy new offerings, including proceedings related to our products, including safety of our technology, or our acquisitions, securities issuances or business practices. As previously disclosed in our Current Report on Form 8-K filed on November 7, 2022, in connection with the filing of our Current Report on Form 8-K filed on October 31, 2022, we proactively reached out to the SEC and received an initial request for information from the SEC. Since the initial outreach, we and certain of our current and former directors and officers received subpoenas from the SEC requesting the production of Company documents. We have cooperated, and intend to continue to fully cooperate, with the SEC’s investigation. In addition, since we entered into a National Security Agreement (“NSA”) on February 18, 2022, there are regular inquiries and communications with the Committee on Foreign Investments in the United States (“CFIUS”) in connection with the ongoing monitoring of our compliance under the NSA. We are cooperating with an inquiry by CFIUS concerning its compliance with the NSA as it relates to information shared by TuSimple US with TuSimple China, Hydron and Hydron’ partners. If CFIUS concludes that information shared with TuSimple China, Hydron and Hydron’s partners was shared in violation of the terms of the NSA, it may impose a civil penalty on us. The Audit Committee, the Government Security Committee, the Board and the Company are committed to cooperating fully as discussions with CFIUS continue. While we cannot provide any assurances as to the outcome of any of the foregoing at this time, the resolution of any of the foregoing, including any remedial measures, fines or penalties imposed on us, could have a material adverse impact on our business, financial condition, and results of operations.

These regulatory investigations and the results of any other such claims, lawsuits, arbitration proceedings, regulatory or government actions, inquiries or investigations or other legal or regulatory proceedings that may arise cannot be predicted with certainty. Any claims, inquiries or investigations against us, whether meritorious or not, could be time-consuming, result in costly litigation, considerable legal expenses, payment of damages, settlement costs, remedial measures, fines or penalties, be harmful to our reputation, require significant management attention, and divert significant resources from or otherwise harm our business. Determining reserves for litigation and regulatory actions is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that such proceedings could result in substantial damages, settlement costs, remedial measures, fines and penalties that could adversely affect our business, financial condition and results of operations. These proceedings could also result in harm to our reputation and brand and could result in sanctions, consent decrees, injunctions or other orders against the Company and/or our current and/or former directors and officers requiring a change in our business practices. Any of these consequences could have a material adverse impact on our business, financial condition and results of operations.
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
In April 2022, the Federal Motor Carrier Safety Administration initiated an investigation into an accident involving one of our trucks, which resulted in no injuries and minor damage to our vehicle. We cooperated with the investigation, and it was concluded without any penalties brought against us. However, this accident resulted in negative publicity about the safety of our autonomous driving technology. If we cannot rapidly address any safety concerns or defects with our products or there are additional accidents involving our products, our brand, relationships with users, business, results of operations, and financial condition will be adversely affected.

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
The U.S. Department of Transportation issued regulations in 2016 that require manufacturers of certain autonomous vehicles to provide documentation covering specific topics to regulators, such as how automated systems detect objects on the road, how information is displayed to drivers, what cybersecurity measures are in place and the methods used to test the design and validation of autonomous driving systems. If the obligations associated with complying with safety regulations increase. we may be required to increase resources, divert management’s attention, and adversely affect our business.
We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.
Our operations are authorized and regulated by various federal and state agencies in the United States and in international jurisdictions in which we operate that generally govern autonomous vehicle operation, testing and/or manufacture. Further, we are subject to international, federal, state, and local laws and regulations governing pollution, protection of the environment, and occupational health and safety, including those related to the use, generation, storage, management, discharge, transportation, disposal, and release of, and human exposure to, hazardous and toxic materials. Such laws and regulations have tended to become more stringent over time.
Fines, penalties, costs or liabilities associated with such existing or new regulations or laws, including as a result of our failure to comply, could be substantial and in certain cases joint and several, and could adversely impact our business, prospects, financial condition, and operating results.
Risks Related to Our International Operations
Our operations in China are subject to significant government regulation, as well as a variety of legal, political, and economic risks. If the Chinese government modifies its laws and regulations, or interprets and enforces these laws and regulations in a manner that is adverse to our business in China, our consolidated business and results of operations may be materially harmed.
Our operations in China are conducted by our Chinese subsidiaries (collectively, “TuSimple China”) pursuant to local laws and regulations that are uncertain and evolving. These regulations contain a number of financial and operational restrictions for Chinese companies. The laws and regulations are also subject to discretionary interpretation and enforcement by various state, provincial and municipal level officials in China. Regulators in China may modify current laws and regulations or change how they interpret and enforce them. As a result, there can be no assurance that the Chinese government’s current or future interpretation and application of existing and new regulations will not negatively impact our business in China, result in regulatory investigations or lead to fines or penalties against us.
The Chinese government also exercises significant control over the Chinese economy, including through controlling capital, foreign currency exchange, foreign exchange rates, and tax regulations, providing preferential treatment to certain industry segments or companies and issuing required licenses to conduct business. Any adverse change in the Chinese governmental, economic or other policies could have a material adverse effect on TuSimple China’s business and our consolidated results of operations.

China’s legal system is substantially different from the legal system in the United States and may raise risks and uncertainties concerning the intent, effect, and enforcement of its laws, rules, and regulations.
China’s legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since China’s legal system continues to rapidly evolve, the interpretations and enforcement of these laws and regulations are not always uniform and involve uncertainties. In addition, any new or amended laws and regulations related to, among other things, foreign investment and manufacturing could have a material adverse effect on our business and our ability to operate our business in China.
From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since China’s administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection than those that may be provided in other jurisdictions. These uncertainties may impede our ability to enforce contracts in China and could materially and adversely affect our business and results of operations.
Furthermore, China’s legal system is based in part on government policies and internal rules, some of which are not published on a timely basis, or at all, and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until some time after the violation may have occurred. Such unpredictability towards our contractual, property and procedural rights and any failure to quickly respond to changes in the regulatory environment in China could adversely affect our business and impede our ability to continue our operations and proceed with our future business plans in China.
We are subject to restrictions on cross-border data transfer. The transfer of information out of China is complex and there is a lack of clear guidance provided under the existing rules.
In China, the PRC Cyber Security Law became effective on June 1, 2017 (the "Cyber Security Law"). The Cyber Security Law reaffirms the basic principles and requirements specified in other existing laws and regulations on personal information protection, such as requirements on the collection, use, processing, storage, and disclosure of personal information. Specifically, it requires that network operators take technical measures and other necessary measures in accordance with applicable laws and regulations and the compulsory requirements of the national and industrial standards to safeguard the safe and stable operation of its networks, maintain the integrity, confidentiality, and availability of network data, take technical and other necessary measures to ensure the security of the personal information they have collected against unauthorized access, alteration, disclosure, or loss, and formulate contingency plans for network security incidents and remediation measures. It also requires a subset of network operators that meet certain thresholds to be critical information infrastructure operators (“CIIO”) to store personal information and important data collected and generated during its operation within the territory of China locally on servers in China. The interpretation of what network operators are qualified as CIIOs is unclear. If we are deemed to be a CIIO, we would become subject to additional requirements applicable to CIIOs. If deemed applicable, any violation of the Cyber Security Law may subject us to warnings, fines, confiscation of illegal gains, revocation of licenses, cancellation of filings, shutdown of websites, or criminal liabilities, which could be costly and may have a material and adverse impact on our business, financial condition and operating results.
We face risks associated with our international operations and expansion to new markets, including unfavorable regulatory, political, tax, and labor conditions, which could harm our business.
We face risks associated with our current and future international operations, including in jurisdictions where we have not previously conducted business, and we also expect our international operations to expand. We have international operations in China and subsidiaries in Hong Kong, Europe, Canada, and Japan that are subject to the legal, political, regulatory, and social requirements, and economic conditions in these jurisdictions.
Political tensions between the United States and China have escalated in recent years due to various geopolitical factors. In addition to the historical events, such as increased trade barriers since 2018 and the COVID-19 pandemic, the relationship between the United States and China continues to be subject to geopolitical uncertainties. For example, in 2021, the U.S. administration maintained tariffs on Chinese imports, sanctioned certain Chinese officials, blacklisted dozens of Chinese companies and expanded the ban on American investment in Chinese firms with ties to the military. These tensions have affected both diplomatic and economic ties between the two countries. Heightened tensions could reduce levels of trade, investments, technological exchanges, and other economic activities between the two major economies, and adversely impact our business as a result. Additionally, the United States and various governments have imposed controls, export license requirements and restrictions on the import or export of technologies and products, especially related to semiconductor, artificial intelligence and other high-tech areas, which could have a material and adverse effect on our business, financial condition and results of operations. Existing tensions and any further deterioration in international political relations between the United States and China may have a negative impact on the general, economic, political, and social conditions across the globe and adversely impact our business, financial condition and results of operations.

Additionally, as part of our long-term growth strategy, we intend to expand our services into other international locations. We are and will be subject to a number of risks associated with international business activities that may increase our costs, impact our ability to expand on a global basis, and require significant management attention. These risks include:
•conforming the semi-trucks equipped with our autonomous technology to various international regulatory requirements as applicable;
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
•any future restructuring or reduction in workforce;
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
Many of the components that we require for outfitting our trucks are sourced from international third-party suppliers. Changes in global political, regulatory and economic conditions, or in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where we currently purchase components, could adversely affect our business. The United States has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. For example, new U.S. export control regulations have and could continue to adversely affect the international automotive markets, and our ability to access key components such as semiconductor chips, which are an important component of our trucks. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business, financial condition and results of operations.
Changes to trade policy, tariffs, and import/export regulations have and may continue to have a material adverse effect on our business, financial condition, and results of operations.
Changes in global political, regulatory and economic conditions, or in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where we currently purchase components, seek to offer our services, or conduct our business, could adversely affect our business. The United States has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. For example, such changes could adversely affect the automotive market and our ability to access or transport key components, such as our TuSimple Domain Controller. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We are and may continue to be subject to various restrictions under U.S. export control laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations (EAR). The U.S. export control laws include restrictions or prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons, and entities, and also require authorization for the export of certain products using encryption technology. In addition, various countries regulate the import of certain artificial intelligence technology, including through import permitting and licensing requirements and have enacted or could enact laws that could limit our ability to distribute our services in those countries. Changes in our offerings, technologies, or semi-trucks, or changes in export and import laws, may delay the introduction and growth of our business in international markets, prevent our users with international operations from using our services or, in some cases, prevent the access or use of our services to and from certain countries, governments, persons, or entities altogether. Further, any change in export or import regulations or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technology targeted by such regulations could result in decreased use of our services or in our decreased ability to export or sell our services to existing or potential users with international operations. For example, new U.S. export control regulations have and could continue to adversely affect the international automotive markets, and our ability, to access key components such as semiconductor chips, which are an important component of our trucks. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business, financial condition and results of operations. Additionally, any decreased use of our services or products or limitation on our ability to export or sell our services or products would likely harm our business.
Investments in us have been and may be subject to U.S. foreign investment regulations which may impose conditions or limitations on certain investors (including, but not limited to, limits on purchasing our Common Stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, forced divestiture, or other measures).
Certain investments that involve the acquisition of, or investment in, a U.S. business may be subject to review and approval by CFIUS, depending on the structure, beneficial ownership and control of interests in the U.S. business. CFIUS is a committee comprised of multiple U.S. government agencies, led by the Department of the Treasury, authorized to review and investigate certain transactions in which a foreign person acquires an interest in a U.S. business (including certain minority investments) in order to determine the effect of such transactions on the national security of the United States. Investments that result in control of a U.S. business by a foreign person are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective on February 13, 2020, among other things expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.” Moreover, other countries continue to strengthen their own foreign investment clearance (“FIC”) regimes, and investments and transactions outside of the U.S. may be subject to review by non-U.S. FIC regulators if such investments are perceived to implicate national security policy priorities. Any review and approval of an investment or transaction by CFIUS or another FIC regulator may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. CFIUS and other FIC regulatory policies and practices are rapidly evolving, and in the event that CFIUS or another FIC regulator reviews one or more proposed or existing investment by investors in us, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to such investors. CFIUS has and other FIC regulators may seek to impose limitations or restrictions on, or prohibit, investments by such investors (including, but not limited to, limits on purchasing our Common Stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, or forced divestiture, among other things).
On March 1, 2021, the CFIUS Staff Chairperson, acting at the direction of the Committee, requested that we file a written notice regarding the 2017 purchase of shares of our Series B redeemable convertible preferred stock by Sun Dream Inc., an affiliate of Sina Corporation (the “Sina Investment”). CFIUS formally accepted our notice, which was filed jointly with Sina Corporation.
After accepting our jointly filed notice, CFIUS informed us that the transaction that is the subject of its review (the “2017 Transaction”) is the 2017 acquisition of the U.S. business of TuSimple LLC by TuSimple (Cayman) Limited, rather than the Sina Investment.
On February 18, 2022, CFIUS concluded its review of the 2017 Transaction and determined that there are no unresolved national security concerns.
As part of the resolution, on February 18, 2022, we entered into a National Security Agreement (“NSA”). In addition, former directors of the Company representing Sun Dream Inc., one of our stockholders, had agreed that they would not stand for re-election to the board of directors of the Company upon expiration of their terms, and Sun Dream, Inc. had agreed that it would not nominate replacement candidates or increase its current shareholdings in the Company. The two directors representing Sun Dream Inc. were not nominated for re-election at our annual meeting of stockholders for 2022.

On November 10, 2022, four directors on our board of directors, which included all members of the Government Security Committee the Company's board of directors (“GSC”), were removed from the board of directors. As a result, CFIUS informed us that we must appoint a security director and reconstitute the GSC. On December 7, 2022, the Board appointed James Lu to the Board as an independent director. On December 15, 2022, the Board appointed Wendy Hayes and Michael Mosier to the Board as independent directors. Michael Mosier was appointed as our security director after he passed through extensive background checks and received non-objection from CFIUS. On April 17, 2023, J. Tyler McGaughey succeeded Michael Mosier as our security director.
We are subject to various requirements and restrictions under the NSA, and we have incurred and expect to incur significant costs to comply with those requirements and may be subject to monetary penalties and/or the appointment of a third-party monitor if we do not comply with the requirements and restrictions under the NSA. In addition, restrictions under the NSA could limit our business activities.
Under the NSA, we have agreed to limit access to certain data and adopt a technology control plan, appoint a security officer and a security director, establish a GSC to be chaired by the security director, and periodically meet with and report to certain CFIUS monitoring agencies. In April 2022, we established the GSC. As described above, the GSC is currently composed of three independent directors, one of whom acts as security director.
We do not know the exact amount of time and resources that we will need to expend to comply with the NSA. Nevertheless, we have incurred and expect to incur substantial costs to implement these and other requirements under the NSA. In addition, management and the members of our GSC have devoted, and we expect we will continue to devote, substantial time and attention to implement and comply with these requirements. Furthermore, we also periodically receive inquiries from CFIUS regarding our compliance with the terms of the NSA.
Failure to comply with our obligations under the NSA, including the governance requirements, could result in monetary penalties and/or the appointment of third-party monitor and could materially and adversely impact our ability to operate our business by limiting the scope of future business activities.
Risks Related to Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, in particular, our Founders, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Our founders, Mo Chen and Xiaodi Hou (collectively, the “Founders”), are the only holders of our shares of Class B common stock. As disclosed in our Current Report on Form 8-K, filed with the SEC on November 16, 2022, as a result of a proxy and voting agreement between our Founders, Mr. Chen holds, as of July 2023, approximately 58% of the voting power of the outstanding common stock. On November 10, 2022, pursuant to a written consent, the Founders consented to the removal of four members of our board of directors. Because of the ten-to-one voting ratio between Class B and Class A common stock and the proxy and voting agreement between our Founders, Mr. Chen will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval, and has and may again in the future remove some or all of the members of our board of directors, in each case so long as the shares of Class B common stock represent at least 50% of all outstanding voting power of our Class A and Class B common stock. Further, the concentrated control of our common stock will limit or preclude your ability to influence corporate matters for the foreseeable future.
Future transfers of Class B common stock by our Founders will generally result in those shares converting to Class A common stock, subject to limited exceptions, including the ability of each of our Founders to grant their voting proxy with respect to their Class B common stock to the other Founder. In addition, each share of our Class B common stock will automatically convert, on a one-for-one basis, into shares of Class A common stock on the earliest of (i) the date specified by a vote of the holders of Class B common stock representing 75% of the outstanding shares of Class B common stock, (ii) the date that is between 90 days and 270 days, as determined by the board of directors, after the death or incapacitation of the last Founder to die or become incapacitated or (iii) the date that is between 61 and 180 days, as determined by the board of directors, after the date on which the number of outstanding shares of Class B common stock held by the Founders (or their permitted affiliates) represents less than 50% of the total number of shares of Class B common stock held collectively by the Founders (or their permitted affiliates) at 11:59 pm Pacific Time on April 19, 2021. For a description of the dual class structure, see the section titled “Common Stock” within Exhibit 4.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

We are a “controlled company” as defined in the Nasdaq Listing Rules and, as a result, qualify for exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such requirements.
As disclosed in our Current Report on Form 8-K, filed with the SEC on November 16, 2022, Mr. Chen beneficially owns, as of July 2023, approximately 58% of the voting power of the outstanding common stock. As a result, we are a “controlled company” under the Nasdaq Listing Rules. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that (i) a majority of the board of directors consist of independent directors and (ii) the board of directors have compensation and nominating and corporate governance committees composed entirely of independent directors.
These exemptions do not modify the independence requirements for our Audit Committee and we are compliant with Nasdaq Listing Rules, as well as SEC rules, for our Audit Committee and our Nominating and Corporate Governance Committee. Currently, our compensation committee is not composed entirely of independent directors, as permitted under the exemption stated above. We maintain the option to fully utilize these exemptions as a “controlled company.” In the event that we cease to be a “controlled company” and our shares continue to be listed on Nasdaq, we will be required to comply with these provisions within the applicable transition periods.
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
•recruitment or departure of key personnel, including through any future restructuring or reduction in workforce;
•supply chain disruptions;
•litigation involving us, our industry, or both, or actions, inquiries, or investigations by regulators into our operations or those of our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•interest rates, the economy as a whole, market conditions in our industry, and the industries of our users;
•trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;

•the expiration of market standoff or contractual lock-up agreements; and
•sales of shares of our Class A common stock by us or our stockholders.
Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders.
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

The requirements of being a public company may materially strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.
As a public company, we have incurred, and will continue to, incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the Public Company Accounting Oversight Board, the SEC, and the Nasdaq Global Select Market, have increased and will continue to increase our legal and financial compliance costs and make some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
Our failure to timely and effectively implement controls and procedures required by Section 404(a) and Section 404(b) of the Sarbanes-Oxley Act could have a material adverse effect on our business.
As a public company, we are required to provide management’s assessment regarding internal control over financial reporting in our Annual Report on Form 10-K. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of TuSimple as a private company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that became applicable after transitioning from a private company. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.
Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. For additional details, please see the risk factor, “We have identified, and may in the future identify, a material weakness in our internal control over financial reporting.
We are and may continue to be subject to securities litigation, which is expensive and could divert our management’s attention.
Companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We are currently and may continue to be the target of securities class action litigation or stockholder derivative claims in the future or subject to other disputes, which may include, among others, claims based on media reports or negative publicity, claims related to matters disclosed in our SEC filings, claims invoking the federal and state securities laws, contractual claims or other claims related to regulatory compliance and reporting requirements. For example, securities class action complaints have been filed on behalf of a class of stockholders who acquired our securities, against us, certain of our current and former officers and directors, and the underwriters who underwrote our IPO. On August 31, 2022, a securities class action (the “August 2022 Action”) complaint was filed, in the United States District Court for the Southern District of California, against us and certain of our current and former directors and officers (Xiaodi Hou, Mo Chen, Cheng Lu, Patrick Dillon, and James Mullen), and the underwriters who underwrote its IPO, on behalf of a putative class of stockholders who acquired its securities from April 15, 2021 through August 1, 2022. Dicker v. TuSimple Holdings, Inc. et al., 3:22-cv-01300-JES-MSB (S. D. Cal.). The complaint filed in the August 2022 Action alleges, among other things, that we and certain of our current and former directors and officers violated Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act by making materially false or misleading statements, or failing to disclose information it was required to disclose, regarding our autonomous driving technology. The complaint seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees.

On November 10, 2022, a second securities class action (the “November 2022 Action”) complaint was filed in the United States District Court for the Southern District of New York against us and certain of our current and former directors and officers (Xiaodi Hou, Mo Chen, Cheng Lu, Eric Tapia, Patrick Dillon, and James Mullen), and the underwriters who underwrote its IPO, on behalf of a putative class of stockholders who acquired its securities from April 15, 2021 through October 31, 2022. The complaint in the November 2022 Action alleges, among other things, that we and certain of our current and former directors and officers violated Sections 11, 12(a) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, by making false or misleading statements, or failing to disclose information it was required to disclose, regarding our related party transaction with Hydron, Inc. ("Hydron") and our sharing of confidential information and proprietary technology with Hydron without approval from our board of directors. The complaint filed in the November 2022 Action seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The November 2022 Action has since been transferred to the Southern District of California: Woldanski v. TuSimple Holdings, Inc., et al., 3:23-cv-00282-JES-MSB (S. D. Cal.).
The complaints in the August 2022 Action and November 2022 Action may be amended at a future date to add additional or alternate allegations regarding liability or alternate or additional claims for relief.
On May 3, 2023, we made a motion to consolidate the August 2022 Action and November 2022 Action. That motion remains pending. We are unable to estimate the potential loss or range of loss, if any, associated with this, or any similar, lawsuit, which could be material. We are also party to certain shareholder derivative actions and are unable to estimate the potential loss or range of loss, if any, associated with this, or any similar lawsuit, which could be material. For further information on the shareholder derivative actions, see “Subsequent Events” in the notes to our consolidated financial statements.
There can be no assurance that we will be able to prevail in our defense or reverse any unfavorable judgment on appeal, and we may decide to settle lawsuits on unfavorable terms. Any adverse outcome of these cases and any other such cases, including any plaintiffs’ appeal of the judgment in these cases, could result in payments of substantial monetary damages or fines, or changes to our business practices, and thus have a material adverse effect on our business, financial condition, results of operation, cash flows and reputation. In addition, there can be no assurance that our insurance carriers will cover all or part of the defense costs, or any liabilities that may arise from these matters. The litigation process may utilize a significant portion of our cash resources and divert management’s attention from the day-to-day operations of our company, all of which could harm our business.
We are and may continue to be subject to claims for indemnification related to these and other related matters. For example, the underwriters named in the August 2022 Action's complaint have requested that we indemnify them for any expenses and losses incurred in connection with that litigation. The underwriters have also requested that we indemnify them for any expenses and losses incurred in connection with a securities class action filed on October 7, 2022 in the Superior Court of the County of San Diego, California, asserting claims against the underwriters under Sections 11 and 12 of the Securities Act. We cannot predict the impact that indemnification claims may have on our business or financial results.
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
The market price and trading volume of our common stock have been volatile and may continue to face negative pressure including as a result of future sales or distributions of our common stock.
The U.S. stock markets, including Nasdaq, on which our common stock trades, have in the past and may in the future experience significant price and volume fluctuations. As a result, the market price of shares of our common stock has been similarly volatile, and investors in shares of our common stock have and may in the future experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. We cannot assure you that the market price of shares of our common stock will not fluctuate or decline significantly in the future.
In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the share price of our common stock or result in fluctuations in the price or trading volume of shares of our common stock, including:
•equity issuances by us, or future sales of substantial amounts of shares of our common stock by our existing or future stockholders, or the perception that such issuances or future sales may occur;
•increases in market interest rates or a decrease in our distributions to stockholders that lead purchasers of shares of our common stock to demand a higher yield;
•changes in market valuations of similar companies;
•fluctuations in stock market prices and volumes;
•additions or departures of key management personnel;

•our operating performance and the performance of our competitors;
•actual or anticipated differences in our quarterly operating results;
•changes in expectations of future financial performance;
•publication of research reports or media reports about us or our industry;
•adverse market reaction to any indebtedness we may incur;
•strategic decisions by us or our competitors, such as a Potential Transaction or acquisitions, divestments, spin offs, joint ventures, strategic investments, or changes in business strategy;
•the passage of legislation or other regulatory developments that adversely affect us or our industry;
•speculation in the press or investment community;
•changes in our earnings;
•our ability to satisfy the listing requirements of Nasdaq;
•failure to comply with the requirements of the Sarbanes-Oxley Act;
•actions by institutional or other significant stockholders;
•changes in accounting principles; and
•general market conditions, including factors unrelated to our performance.
In the past, securities class action litigation has been instituted against companies following periods of volatility in the price of their common stock. This type of litigation, which we currently face, may result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our cash flows, our ability to execute our business strategy and our ability to make distributions to our stockholders.
We rely on equity-based compensation to attract, retain and motivate our executives and employees, which may result in stockholder dilution.
We rely upon equity awards, including stock option awards and restricted stock units, to attract and retain the key talent. During periods in which our share price declines, we may be required to issue equity awards covering a larger number of shares than anticipated to meet the current market level of compensation required to retain key executives and employees given the strong demand for talent in the technology industry. As a result, our share price may face incremental downward pressure as employees sell more shares into the market than anticipated. In addition, stockholders may experience additional dilution to the extent we are required to seek, and obtain, stockholder approval to expand the size of its employee equity incentive pool in order to maintain a competitive compensation position.

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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-40326	3.1	5/11/2021
3.2	Amended and Restated Bylaws	10-Q	001-40326	3.2	5/11/2021
10.1	Form of Separation Agreement between TuSimple Holdings Inc. and James Mullen.	8-K	001-40326	10.1	9/06/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

TuSimple Holdings Inc.

Date: July 17, 2023	By:	/s/ Cheng Lu
Cheng Lu
Chief Executive Officer (Principal Executive Officer)

Date: July 17, 2023	By:	/s/ Eric Tapia
Eric Tapia
Chief Financial Officer (Principal Financial Officer)