Form 10-K/A
period 2022-12-31
TuSimple Holdings Inc.
filed 2023-09-25
CIK 1823593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Auditor Name: UHY LLP	Auditor Location: Irvine, California	Auditor Firm ID: 1195
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
TuSimple Holdings Inc. is filing this Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on September 7, 2023 (the “Original Filing”). This Amendment is being filed for the purpose of correcting the certifications of its Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a), filed as Exhibits 31.1 and 31.2 to the Original Filing, each of which inadvertently omitted language in the introductory portion of paragraph 4 as well as paragraph 4(b). This Amendment is also being filed for the purpose of correcting the certifications of its Principal Executive Officer and Principal Financial Officer required by Section 1350, filed as Exhibits 32.1 and 32.2 to the Original Filing, each of which inadvertently referred to the year ended December 31, 2021 instead of December 31, 2022 in paragraph 1. Except as otherwise expressly noted, this Amendment does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of TuSimple, or (ii) the disclosures in or exhibits to the Original Filing; nor does it reflect events occurring after the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and TuSimple’s other filings made with the SEC subsequent to the Original Filing.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
a)The following exhibits are filed as part of this amendment:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.3*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.4*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
104	Cover Page Interactive Data File (embedded within the inline XBRL document)					X
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

Date: September 25, 2023
2