Form 10-Q
period 2023-03-31
TuSimple Holdings Inc.
filed 2023-09-27
CIK 1823593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

EXPLANATORY NOTE
As previously reported, we were unable to file this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as well as our Quarterly Report on Form 10-Q for the quarter June 30, 2023, with the Securities and Exchange Commission ("SEC") on a timely basis as a result of our prior independent registered public accounting firm's resignation on November 17, 2022. Except as otherwise noted, the information in this report speaks as of the period covered thereby.
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
•our ability to attract and retain employees with the technical skills we require and other qualified personnel;
•our ability to achieve our driver-out milestones on the timeline expected;
•our anticipated investments in research and development, sales, and marketing, and the effect of these investments on our results of operations;
•the increased expenses associated with being a public company; and
•the potential impact of inflation, rising interest rates, wars, and other global hostilities on our and our partners’ business and results of operations, and on the global supply chain and economy generally.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2022 and that are otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.
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

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
TuSimple Holdings Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31, 2022	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$615,386	$510,008
Short-term investments	377,312	397,034
Accounts receivable, net	1,377	231
Prepaid expenses and other current assets	13,477	16,721
Total current assets	1,007,552	923,994
Property and equipment, net	17,083	14,709
Operating lease right-of-use assets	44,952	43,844
Other assets	4,692	4,386
Total assets	$1,074,279	$986,933
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,855	$6,572
Amounts due to joint development partners	5,753	4,353
Accrued expenses and other current liabilities	48,260	32,255
Short-term debt	1,645	1,659
Operating lease liabilities, current	6,007	5,972
Total current liabilities	71,520	50,811
Operating lease liabilities, noncurrent	42,169	40,658
Long-term debt	3,668	3,244
Other liabilities	2,441	824
Total liabilities	119,798	95,537
Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of December 31, 2022 and March 31, 2023; zero shares issued and outstanding as of December 31, 2022 and March 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 4,876,000,000 Class A shares authorized as of December 31, 2022 and March 31, 2023; 201,707,557 and 202,384,736 Class A shares issued and outstanding as of December 31, 2022 and March 31, 2023, respectively; 24,000,000 Class B shares authorized, issued and outstanding as of December 31, 2022 and March 31, 2023, respectively	22	22
Additional paid-in-capital	2,567,723	2,584,528
Accumulated other comprehensive loss	(3,559)	(2,237)
Accumulated deficit	(1,609,705)	(1,690,917)
Total stockholders’ equity	954,481	891,396
Total liabilities and stockholders’ equity	$1,074,279	$986,933
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2023
Revenue	$2,264	$215
Cost of revenue	4,089	508
Gross loss	(1,825)	(293)
Operating expenses:
Research and development	78,158	61,602
Selling, general and administrative	32,215	28,687
Total operating expenses	110,373	90,289
Loss from operations	(112,198)	(90,582)
Interest income	460	9,877
Other expense, net	(165)	(507)
Loss before provision for income taxes	(111,903)	(81,212)
Provision for income taxes	—	—
Net loss	$(111,903)	$(81,212)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.36)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	222,526,454	226,405,466
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2023
Net loss	$(111,903)	$(81,212)
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	—	403
Foreign currency translation adjustment	199	919
Comprehensive loss	$(111,704)	$(79,890)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Stockholders’ Equity
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

TuSimple Holdings Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	225,707,557	$22	$2,567,723	$(3,559)	$(1,609,705)	$954,481
Issuance of common stock from exercise of options	22,230	—	—	—	—	—
Issuance of common stock from release of RSUs and SVAs	654,949	—	—	—	—	—
Stock-based compensation	—	—	16,805	—	—	16,805
Unrealized gain on available-for-sale debt securities, net	—	—	—	403	—	403
Foreign currency translation adjustment	—	—	—	919	—	919
Net loss	—	—	—	—	(81,212)	(81,212)
Balance as of March 31, 2023	226,384,736	$22	$2,584,528	$(2,237)	$(1,690,917)	$891,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2023
Cash flows from operating activities:
Net loss	$(111,903)	$(81,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	27,527	16,805
Depreciation and amortization	2,735	1,567
Noncash operating lease expense	1,222	1,347
Accretion of discount on short-term investments, net	—	(2,057)
Impairment of long-lived assets	—	1,335
Other adjustments	(8)	3
Changes in operating assets and liabilities:
Accounts receivable	(202)	1,146
Prepaid expenses and other current assets	(422)	(3,194)
Other assets	(758)	1,041
Accounts payable	227	(3,046)
Amounts due to joint development partners	454	(1,400)
Accrued expenses and other current liabilities	(18,286)	(18,201)
Operating lease liabilities	(1,642)	(1,819)
Other liabilities	426	5
Net cash used in operating activities	(100,630)	(87,680)
Cash flows from investing activities:
Purchases of short-term investments	—	(38,998)
Proceeds from maturities of short-term investments	—	21,558
Purchases of property and equipment	(1,356)	(680)
Proceeds from disposal of property and equipment	19	—
Purchases of intangible assets	(40)	—
Net cash used in investing activities	(1,377)	(18,120)
Cash flows from financing activities:
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	1,292	—
Proceeds from exercised stock options	871	—
Principal payments on finance lease obligations	(293)	(217)
Principal payments on loans	(358)	(410)
Net cash provided by (used in) financing activities	1,512	(627)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	155	924
Net decrease in cash, cash equivalents, and restricted cash	(100,340)	(105,503)
Cash, cash equivalents, and restricted cash - beginning of period	1,339,092	617,465
Cash, cash equivalents, and restricted cash - end of period	$1,238,752	$511,962
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2023
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,237,246	$510,008
Restricted cash included in prepaid expenses and other current assets	1,506	1,954
Total cash, cash equivalents, and restricted cash	$1,238,752	$511,962

Supplemental disclosure of cash flow information:
Cash paid for interest	$281	$158
Supplemental schedule of non-cash investing and financing activities:
Acquisitions of property and equipment included in liabilities	$1,038	$197
Right-of-use assets obtained in exchange for operating lease obligations	$44,549	$—
Right-of-use assets obtained in exchange for finance lease obligations	$5,240	$—
Vesting of early exercised stock options	$21	$—
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The Financial Statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K.
The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP. In management’s opinion, the accompanying Financial Statements reflect all normal recurring adjustments necessary for their fair presentation. Other than described below, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2022 that have had a material impact on the Company’s Financial Statements.
Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and the accompanying notes. Interest income has been reclassified from other income (expense), net to interest income.
Note 2. Investments and Fair Value Measurements
Investments
Investments on the condensed consolidated balance sheets consisted of the following (in thousands):

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities:
U.S. treasury securities	$9,915	$—	$(45)	$—	$9,870	$—	$9,870
U.S. government agency securities	122,410	73	(444)	—	122,039	—	122,039
Commercial paper	118,507	—	(115)	—	118,392	9,896	108,496
Corporate debt securities	157,993	77	(1,441)	—	156,629	—	156,629
Total	$408,825	$150	$(2,045)	$—	$406,930	$9,896	$397,034

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities:
U.S. treasury securities	$9,843	$—	$(86)	$—	$9,757	$—	$9,757
U.S. government agency securities	97,139	34	(521)	—	96,652	—	96,652
Commercial paper	138,973	10	(207)	—	138,776	25,390	113,386
Corporate debt securities	159,045	55	(1,583)	—	157,517	—	157,517
Total	$405,000	$99	$(2,397)	$—	$402,702	$25,390	$377,312
The fair value and amortized cost of the Company’s debt securities with a stated contractual maturity or redemption date were as follows (in thousands):

	As of March 31, 2023
	Amortized Cost	Fair Value
Due in one year or less	$261,783	$260,635
Due in one year through five years	147,042	146,295
Total	$408,825	$406,930
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
As of March 31, 2023, investments in an unrealized loss position for which an allowance for credit losses has not been recognized had an aggregate fair value of $359.0 million. None of these investments were in a continuous unrealized loss position for more than twelve months. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments. The unrealized losses were primarily related to changes in interest rates, market spreads, and market conditions subsequent to purchase. The Company believes none of these debt securities were impaired due to credit risk or other valuation concerns, and, therefore, did not record a credit loss or an allowance for credit losses.
Interest income from cash and cash equivalents and short-term investments was $0.5 million and $9.9 million for the three months ended March 31, 2022 and 2023, respectively.

Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	As of March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$424,480	$424,480	$—	$—
Commercial paper	9,896	—	9,896	—
Total cash equivalents	$434,376	$424,480	$9,896	$—
Short-term investments:
U.S. treasury securities	$9,870	$9,870	$—	$—
U.S. government agency securities	122,039	—	122,039	—
Commercial paper	108,496	—	108,496	—
Corporate debt securities	156,629	—	156,629	—
Total short-term investments	$397,034	$9,870	$387,164	$—
Total	$831,410	$434,350	$397,060	$—

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$530,674	$530,674	$—	$—
Commercial paper	25,390	—	25,390	—
Total cash equivalents	$556,064	$530,674	$25,390	$—
Short-term investments:
U.S. treasury securities	$9,757	$9,757	$—	$—
U.S. government agency securities	96,652	—	96,652	—
Commercial paper	113,386	—	113,386	—
Corporate debt securities	157,517	—	157,517	—
Total short-term investments	$377,312	$9,757	$367,555	$—
Total	$933,376	$540,431	$392,945	$—

Note 3. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net as of December 31, 2022 and March 31, 2023, was as follows (in thousands):

	As of
	December 31, 2022	March 31, 2023
Electronic equipment	$4,385	$4,424
Office and other equipment	8,697	8,729
Vehicles	4,046	3,423
Leasehold improvements	12,267	12,329
Buildings	1,841	—
Construction in progress	358	705
Property and equipment, gross	31,594	29,610
Accumulated depreciation and amortization	(14,511)	(14,901)
Property and equipment, net	$17,083	$14,709
Depreciation and amortization expense was $2.7 million and $1.6 million for the three months ended March 31, 2022 and 2023, respectively.
As of December 31, 2022, property and equipment financed under finance leases was $1.6 million, net of accumulated amortization of $0.9 million. As of March 31, 2023, the Company no longer has any finance lease assets.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2022 and March 31, 2023 were as follows (in thousands):

	As of
	December 31, 2022	March 31, 2023
Accrued payroll	$35,563	$21,217
Accrued professional fees	4,798	5,147
Other	7,899	5,891
Accrued expenses and other current liabilities	$48,260	$32,255
Note 4. Commitments and Contingencies
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
On November 10, 2022, a second securities class action (the “November 2022 Action”) complaint was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former directors and officers (Xiaodi Hou, Mo Chen, Cheng Lu, Eric Tapia, Patrick Dillon, and James Mullen), and the underwriters who underwrote its IPO, on behalf of a putative class of stockholders who acquired its securities from April 15, 2021 through October 31, 2022. The November 2022 Action was originally captioned: Woldanski v. TuSimple Holdings, Inc., et al., 1:22-cv-09625-AKH (S.D.N.Y.). The complaint in the November 2022 Action alleges, among other things, that the Company and certain of its current and former directors and officers violated Sections 11, 12(a), and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, by making false or misleading statements, or failing to disclose information it was required to disclose, regarding the Company's related party transaction with Hydron and its sharing of confidential information and proprietary technology with Hydron without approval from the Board. The complaint seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The November 2022 Action has since been transferred to the Southern District of California: Woldanski v. TuSimple Holdings, Inc., et al., 3:23-cv-00282-JES-MSB (S. D. Cal.).
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

On August 17, 2023, the Delaware Court of Chancery entered an order staying the consolidated action through February 9, 2024 pending an investigation by a special litigation committee ("SLC") formed by the Company’s Board of Directors to assess and determine whether the pursuit of derivative claims asserted in the consolidated action would be in the Company’s best interests. The Board previously delegated to the SLC its authority to take all actions advisable, appropriate, and in the best interests of the Company and its shareholders with respect to the pending shareholder derivative litigation.
The Company is unable to estimate the potential loss or range of loss, if any, associated with this, or any similar, lawsuit, which could be material.
Regulatory Investigations
Committee on Foreign Investments in the United States (“CFIUS”)
The Company is cooperating with an inquiry by CFIUS concerning its compliance with the National Security Agreement (“NSA”) entered into with the U.S. government as it relates to information shared by TuSimple U.S. with TuSimple's China-based businesses (“TuSimple China”), Hydron and Hydron’s partners. If CFIUS concludes that information shared with TuSimple China, Hydron and Hydron’s partners was shared in violation of the terms of the NSA, it may impose a civil penalty on the Company. At this time, the Company is unable to estimate the likelihood of a negative outcome or the potential loss or range of loss associated with this matter. The Audit Committee and the Government Security Committee of the Board of Directors, the Board, and the Company are committed to cooperating fully as discussions with CFIUS continue.
The Company is unable to estimate the potential loss or range of loss, if any, associated with this, or any similar, investigation, which could be material.
Securities and Exchange Commission ("SEC")
As disclosed on November 7, 2022, in connection with the filing of the Company’s Current Report on Form 8-K regarding the initial findings of the Audit Committee’s internal investigation into the related party transaction with Hydron, the Company proactively reached out to the SEC and received an initial request for information from the SEC. Since the initial outreach, the Company and certain current and former directors and officers received subpoenas from the SEC requesting the production of Company documents, and, with respect to certain individuals, subpoenas for testimony. The Company is unable to estimate the likelihood of a negative outcome or the potential loss or range of loss associated with this matter. The Company has cooperated, and intends to continue to fully cooperate, with the SEC’s investigation.
The Company is unable to estimate the potential loss or range of loss, if any, associated with this, or any similar, investigation, which could be material.
Note 5. Stock-Based Compensation
Equity Compensation Plans
The Company maintains three equity compensation plans that provide for the issuance of shares of its Class A common stock to its employees, directors, and consultants: the 2017 Share Plan (the “2017 Plan”), the 2021 Equity Incentive Plan (the “2021 Plan”), and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which have all been approved by the board of directors. Following the Company's initial public offering ("IPO") in 2021, the 2017 Plan was terminated, but continues to govern the terms and conditions of the outstanding awards previously granted under the 2017 Plan. Subsequent to the IPO, the Company has only issued awards under the 2021 Plan and the 2021 ESPP. These plans provide for the issuance of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted shares, restricted stock units (“RSUs”), share value awards (“SVAs”), stock appreciation rights (“SARs”), and other awards.
2021 Employee Stock Purchase Plan
During the three months ended March 31, 2023, the Company did not issue any shares under the 2021 ESPP.

Stock Options
A summary of the stock option activity, including the CEO Performance Award, for the three months ended March 31, 2023 is as follows (in thousands, except share amounts, per share amounts, and years):

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	2,623,511	$15.16	6.72	$798
Exercised	(22,230)	$0.0001
Cancelled/Forfeited	(428,938)	$29.16
Outstanding at March 31, 2023	2,172,343	$12.55	5.73	$678
Vested and exercisable at March 31, 2023	1,733,634	$10.01	5.17	$546
As of March 31, 2023, there was $5.0 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average service period of 2.10 years.
RSUs
The following table summarizes the activity related to RSUs for the three months ended March 31, 2023:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value per Share
Unvested and outstanding at December 31, 2022	17,847,473	$10.73
Granted	4,325,085	$1.97
Vested	(724,078)	$21.97
Cancelled	(1,797,851)	$18.66
Unvested and outstanding at March 31, 2023	19,650,629	$7.66
Vested and outstanding at March 31, 2023	165,637	$27.28
SVAs
The following table summarizes the activity related to SVAs for the three months ended March 31, 2023:

	SVAs Outstanding	Weighted-Average Grant Date Fair Value per Share
Unvested and outstanding at December 31, 2022	79,438	$8.24
Vested	(44,918)	$3.70
Cancelled	(5,918)	$14.14
Unvested and outstanding at March 31, 2023	28,602	$14.14
Vested and outstanding at March 31, 2023	—	$—
As of March 31, 2023, there was $119.8 million of unrecognized stock-based compensation expense related to RSUs and SVAs, which is expected to be recognized over a weighted-average service period of 2.45 years.

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
In connection with the March 2022 separation of Cheng Lu as CEO, a total of 1,850,000 stock options were modified, of which 440,000 were vested as of the modification date. The terms of the modification allow for continued vesting of the unvested stock options during the twelve-month period following Cheng Lu's separation date of March 3, 2022 ("Transition Period"), subject to the provision of advisory services throughout the Transition Period. Upon the completion of such continuous services, all stock options subject to vesting would become vested and exercisable. Each of the modified stock options, including those vested and outstanding as of the modification date, were to remain outstanding and exercisable until the earlier of: (x) the date on which any of the Company's outstanding stock options are terminated in connection with a corporate transaction, (y) the original expiration date applicable to such stock options, and (z) the second anniversary of the date on which the transition services with the Company are terminated. The Company determined the continuous service provisions were in-substance an acceleration of the unvested awards and the incremental cost related to the modified options was recorded immediately upon the separation date. Additionally, 175,000 outstanding and unvested RSUs were accelerated in full as of Cheng Lu's separation date. As a result of these modifications, the Company recorded incremental stock-based compensation expense of $13.9 million during the three months ended March 31, 2022.
2022 CEO Awards
In November 2022, Cheng Lu was reappointed as the Company's CEO. In connection with the re-appointment, on December 14, 2022, the Company granted Cheng Lu 3,425,000 RSUs that vest annually over a period of four years and 3,425,000 RSUs that vest annually over a period of four years upon the attainment of market-based milestones (together, the “2022 CEO Awards”). The market-based vesting requirements will be satisfied if the Company’s average closing price over a 60-day trailing period exceeds certain thresholds at any time on or before November 10, 2026, as follows: (a) 33% of the units of stock will vest if such average closing price equals or exceeds $10.00, (b) 33% of the units of stock will vest if such average closing price equals or exceeds $15.00, and (c) 33% of the units of stock will vest if such average closing price equals or exceeds $20.00. The 2022 CEO Awards were granted in exchange for the cancellation and forfeiture of Cheng Lu's 1,850,000 outstanding stock options (inclusive of the 2021 CEO Performance Award, as discussed above).
During the three months ended March 31, 2023, the Company recognized $0.7 million in stock-based compensation expense for the 2022 CEO Awards. As of March 31, 2023, there was a total of $8.3 million of unrecognized stock-based compensation expense, which will be recognized over a weighted-average service period of 3.27 years.
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2022	2023
Research and development	$17,464	$12,146
Selling, general and administrative	10,063	4,659
Total stock-based compensation expense	$27,527	$16,805
Note 6. Income Taxes
The Company’s effective tax rate was 0% for the three months ended March 31, 2023, which is lower than the U.S. federal rate of 21% and was primarily due to valuation allowances recorded on current year losses. As of March 31, 2023, the Company continues to maintain a full valuation allowance against its U.S. and foreign net deferred tax assets due to significant negative evidence, including cumulative losses in the most recent three-year period and the Company’s assessment that it is not more likely than not that the net deferred tax assets will be realized.

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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2023
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(111,903)	$(81,212)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	222,526,454	226,405,466
Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.36)
The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or because issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	As of March 31,
	2022	2023
Options to purchase common stock	5,507,932	2,172,343
RSUs subject to future vesting	4,778,113	19,650,629
SVAs subject to future vesting	222,697	28,602
Early exercised options subject to future vesting	35,000	—
Common stock contingently issuable under ESPP	26,421	—
Total	10,570,163	21,851,574
Note 8. Segment Information
The following table provides information about the Company's segments and a reconciliation of total segment Adjusted EBITDA to loss before provision for income taxes (in thousands):

	Three Months Ended March 31,
	2022	2023
Segment Adjusted EBITDA:
United States	$(61,752)	$(48,646)
Asia-Pacific	(18,483)	(20,879)
Total Segment Adjusted EBITDA	(80,235)	(69,525)
Reconciling items:
Stock-based compensation expense	(27,527)	(16,805)
Depreciation and amortization	(2,735)	(1,567)
Restructuring expenses	(1,568)	(2,652)
Finance lease interest expense included within cost of revenue	(133)	(33)
Interest income	460	9,877
Other expense, net	(165)	(507)
Loss before provision for income taxes	$(111,903)	$(81,212)

Note 9. Restructuring and Related Charges
During the fourth quarter of 2022, the Board authorized a broad restructuring plan to rebalance the Company's cost structure in alignment with its strategic priorities (the "Restructuring Plan"). In connection with the Restructuring Plan, the Company incurred costs consisting primarily of cash expenditures for employee transition, notice period and severance payments, employee benefits and related costs, as well as non-cash charges of certain non-current assets. During the three months ended March 31, 2023, in connection with the Restructuring Plan, the Company incurred additional restructuring charges of $2.7 million attributable to its U.S. segment, which are included in research and development expense on the condensed consolidated statement of operations.
The following table provides the components of and changes in the accrued restructuring and related charges during three months ended March 31, 2023 (in thousands):

	Severance and Other Termination Benefits	Long-Lived Asset Costs (1)	Total
Balance as of December 31, 2022	$10,191	$—	$10,191
Charges	134	2,518	2,652
Cash payments	(10,101)	(949)	(11,050)
Non-cash adjustments	—	(1,569)	(1,569)
Balance as of March 31, 2023	$224	$—	$224
(1) Primarily related to the impairment or write-off of property plant and equipment and finance lease ROU assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled "Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Our Operations Today
We currently operate approximately seventy L4 autonomous semi-trucks, 35 in the U.S. and 35 in APAC, in Driver In mode with a safety driver and safety engineer in the cabin and in commercial freight routes in Tucson, AZ (U.S.), Shanghai, China and Tokyo, Japan (APAC). Operating with a safety driver and safety engineer allows us to continually improve our L4 technology. We have also conducted select testing operations in other locations in the U.S., China, Japan and Sweden as we make Operating Design Domain expansions and demonstrate our capabilities to customers and partners. Currently, we do not have operations in Sweden.
During prior years, we generated revenue from freight capacity services to customers via the TuSimple Capacity service model in the U.S. Gross loss margins for our revenue operations exceeded 100% of revenue given their developmental nature, including having a driver and test engineers in the trucks. Deploying our autonomous trucks in "Driver-In" mode in a real world commercial setting allowed us to develop our technology while generating revenue, as well as establish fleet management operations and related processes ahead of initiating commercialization. Currently, we believe the incremental benefits and learnings associated with these revenue operations do not outweigh their operating losses. Effective the fourth quarter of 2022, we de-emphasized revenue-generating freight services for our U.S. operations and started redeploying the respective resources and learnings to operate our trucks in “Driver-In” mode and on commercial freight routes but without providing freight services to customers. While we continue to work with select customers on some of our AFN routes, we do not plan to generate significant revenue.
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
Selling, General and Administrative ("SG&A")
SG&A costs consist primarily of personnel-related expenses, including stock-based compensation costs, associated with our sales, marketing, management, and administration activities, professional service fees, and other general corporate expenses.
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
Results of Operations
The following table sets forth our unaudited condensed consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2023
Revenue	$2,264	$215
Cost of revenue	4,089	508
Gross loss	(1,825)	(293)
Operating expenses:
Research and development(1)	78,158	61,602
Selling, general and administrative(1)	32,215	28,687
Total operating expenses	110,373	90,289
Loss from operations	(112,198)	(90,582)
Interest income	460	9,877
Other expense, net	(165)	(507)
Loss before provision for income taxes	(111,903)	(81,212)
Provision for income taxes	—	—
Net loss	$(111,903)	$(81,212)

(1)	Includes stock-based compensation expense as follows (in thousands)

	Three Months Ended March 31,
	2022	2023
Research and development	$17,464	$12,146
Selling, general and administrative	10,063	4,659
Total stock-based compensation expense	$27,527	$16,805
Comparison of the Three Months Ended March 31, 2022 and 2023
Revenue

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2023	% Change

Revenue	$2,264	$215	(91)%
Three Months Ended March 31, 2023 Compared with the Same Period in 2022
Revenue decreased by $2.0 million, or 91%, in the three months ended March 31, 2023 compared to the same period in the prior year, primarily due to reduced volume of orders and loads, in-line with our previously disclosed revised strategy to pause freight revenue operations in our U.S. segment.

Cost of Revenue

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2023	% Change

Cost of revenue	$4,089	$508	(88)%
Three Months Ended March 31, 2023 Compared with the Same Period in 2022
Cost of revenue decreased by $3.6 million, or 88%, in the three months ended March 31, 2023 compared to the same period in the prior year, in line with our previously disclosed revised strategy to pause freight revenue operations in our U.S. segment.
Restructuring
During the fourth quarter of 2022, we began restructuring activities to rebalance our cost structure in alignment with our strategic priorities, including a 25% reduction of our total workforce and the impairment or write-off of several capital assets.
Research and Development

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2023	% Change
U.S.	$59,959	$42,495	(29)%
APAC	18,199	19,107	5%
Total R&D	$78,158	$61,602	(21)%
Three Months Ended March 31, 2023 Compared with the Same Period in 2022
U.S.
R&D expenses decreased by $17.5 million, or 29%, in the three months ended March 31, 2023 compared to the same period in the prior year. The decrease was primarily attributable to our restructuring efforts during the fourth quarter of 2022 that significantly reduced headcount and resulted in decreases in personnel-related costs, including stock-based compensation expense, and depreciation and allocated facility costs.
APAC
R&D expenses increased by $0.9 million, or 5%, in the three months ended March 31, 2023 compared to the same period in the prior year. The increase was primarily attributable to increased R&D expenses to expand R&D operations in China and Japan as we further develop L4 capabilities in the region.

Selling, General and Administrative

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2023	% Change
U.S.	$24,616	$23,101	(6)%
APAC	7,599	5,586	(26)%
Total SG&A	$32,215	$28,687	(11)%
Three Months Ended March 31, 2023 Compared with the Same Period in 2022
U.S.
SG&A expenses decreased by $1.5 million, or 6%, in the three months ended March 31, 2023 compared to the same period in the prior year. The decrease was primarily attributable to non-recurring expense recorded in the three months ended March 31, 2022 related to the modification of Cheng Lu's equity awards in connection with his separation as CEO in March 2022, and decreases in business development and marketing costs and personnel-related costs, including stock-based compensation expense, resulting from our restructuring efforts during the fourth quarter of 2022. These reductions in costs were partially offset by an increase in legal and professional services costs in connection with ongoing litigation and investigations.
APAC
SG&A expenses decreased by $2.0 million, or 26%, in the three months ended March 31, 2023 compared to the same period in the prior year. The decrease was primarily attributable to non-recurring expense recorded in the three months ended March 31, 2022 related to the modification of Cheng Lu's equity awards in connection with his separation as CEO in March 2022.
Interest Income

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2023	% Change

Interest income	$460	$9,877	2,047%
Three Months Ended March 31, 2023 Compared with the Same Period in 2022
Interest income increased by $9.4 million, or 2,047%, in the three months ended March 31, 2023 compared to the same period in the prior year primarily due to interest income earned on money market funds and short-term investments. We did not hold any short-term investments during the three months ended March 31, 2022.
Key Metric and Non-GAAP Financial Measure

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2023	% Change
Loss from operations	$(112,198)	$(90,582)	(19)%
Adjusted EBITDA(1)	$(80,235)	$(69,525)	(13)%

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

We calculate Adjusted EBITDA as loss from operations, adjusted to exclude:
•depreciation and amortization;
•stock-based compensation expense;
•restructuring expenses; and
•finance lease interest expense included within cost of revenue.
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
The following table provides a reconciliation of reported net loss from operations determined in accordance with GAAP to non-GAAP adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2022	2023
Loss from Operations	$(112,198)	$(90,582)
Stock-based compensation expense	27,527	16,805
Depreciation and amortization	2,735	1,567
Restructuring expenses	1,568	2,652
Finance lease interest expense included within cost of revenue	133	33
Adjusted EBITDA	$(80,235)	$(69,525)
Segment Adjusted EBITDA
We have two reportable segments: U.S. and APAC. Our Chief Operating Decision Maker ("CODM") utilizes the segment Adjusted EBITDA metric to evaluate operating performance and allocate resources.
The following table provides information about our segment Adjusted EBITDA (in thousands):

	Three Months Ended March 31,		% Change
	2022	2023
U.S.	$(61,752)	$(48,646)	(21)%
APAC	(18,483)	(20,879)	13%
Total Adjusted EBITDA	$(80,235)	$(69,525)	(13)%
The changes in our segment Adjusted EBITDA for both U.S. and APAC segments are primarily attributable to the changes in operating expenses. Refer to the section titled "Comparison of the Three Months Ended March 31, 2022 and 2023" above for discussion on the changes in respective research and development expense and selling, general and administrative expense for the two segments.

Liquidity and Capital Resources
We have financed our operations primarily through the sale of capital stock, which has historically been sufficient to meet our working capital and capital expenditure requirements. As of March 31, 2023, our principal sources of liquidity were $510.0 million of cash and cash equivalents, exclusive of restricted cash of $2.0 million, and $397.0 million of short-term investments. Cash and cash equivalents consist primarily of cash on deposit with banks, certificates of deposit, and money market funds. Short-term investments consist primarily of available-for-sale debt securities including: commercial paper, U.S. treasury securities, U.S. government agency securities, and corporate debt securities. We consider our short-term investments as available for use in current operations. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2023
Net cash (used in) provided by:
Operating activities	$(100,630)	$(87,680)
Investing activities	$(1,377)	$(18,120)
Financing activities	$1,512	$(627)
Operating Activities
Net cash used in operating activities was $100.6 million and $87.7 million for the three months ended March 31, 2022 and 2023, respectively. The decrease was primarily due to a decrease in net losses as a result of our restructuring activities to rebalance our cost structure in alignment with our strategic priorities that began during the fourth quarter of 2022.
Investing Activities
Net cash used in investing activities was $1.4 million and $18.1 million for the three months ended March 31, 2022 and 2023, respectively. The increase was primarily due to our investments in marketable securities in the three months ended March 31, 2023, which did not exist at March 31, 2022.
Financing Activities
Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2022 and related to proceeds received from the issuance of shares related to the exercise of stock options by employees and purchases under our Employee Stock Purchase Plan, offset by the principal payments on our finance leases and truck purchase loans. Net cash used in financing activities was $0.6 million for the three months ended March 31, 2023 and related to principal payments on our finance leases and truck purchase loans.
Material Cash Requirements
At March 31, 2023, there were future minimum lease payments of $1.2 million and $57.3 million for finance and operating leases, respectively.

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
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, except as described in Note 1. Description of Business and Summary of Significant Accounting Policies to our condensed consolidated financial statements.
Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, refer to Note 1. Description of Business and Summary of Significant Accounting Policies in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Other than the items noted below, there have been no material changes to the Company's market risk during the first three months of 2023. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the 2022 Form 10-K.
Investment and Interest Rate Risk
We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and marketable securities and the fair value of those securities.
We had cash and cash equivalents of $510.0 million and short-term investments of $397.0 million as of March 31, 2023, which primarily consisted of cash deposits, money market funds, commercial paper, U.S. government and agency securities, and investment-grade corporate debt securities. The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We invest primarily in highly-liquid, investment grade debt securities, and we limit the amount of credit exposure to any one issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Because our cash equivalents and marketable securities generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our investment portfolio as of March 31, 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analysis, investigations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

Material Weakness in Internal Control over Financial Reporting
In connection with our evaluation for the three months ended March 31, 2023, we identified material weaknesses in our internal control over financial reporting resulting from (i) the unexpected removal of all the independent directors of our Board in November 2022, including all of the members of our Audit Committee, by our controlling shareholders and (ii) a lack of understanding among Company personnel regarding the Company's policy on the identification, approval, and disclosure of related party transactions. As a result, (i) the removal of the independent directors and dissolution of the Audit Committee impacted the oversight and monitoring of required internal controls and procedures and (ii) we did not maintain effective controls over the identification and disclosure of related party transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected.
Remediation Plan
We have commenced measures to remediate the identified material weaknesses in internal control over financial reporting, including:
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
Changes in Internal Control over Financial Reporting
Except as discussed above, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1.     Legal Proceedings.
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. Defending such proceedings may be costly and can impose a significant burden on management and employees. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained. Other than below, we are not presently a party to any litigation the outcome of which, we believe, if determined adversely against us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.
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
On August 17, 2023, the Delaware Court of Chancery entered an order staying the consolidated action through February 9, 2024, pending an investigation by a special litigation committee ("SLC") formed by the Company’s Board of Directors to assess and determine whether the pursuit of derivative claims asserted in the consolidated action would be in the Company’s best interests. The Board previously delegated to the SLC its authority to take all actions advisable, appropriate, and in the best interests of the Company and its shareholders with respect to the pending shareholder derivative litigation.
The Company is unable to estimate the potential loss or range of loss, if any, associated with this, or any similar, lawsuit, which could be material.
Regulatory Investigations
Committee on Foreign Investments in the United States (“CFIUS”)
The Company is cooperating with an inquiry by CFIUS concerning its compliance with the National Security Agreement (“NSA”) entered into with the U.S. government as it relates to information shared by TuSimple U.S. with TuSimple's China-based businesses (“TuSimple China”), Hydron, and Hydron’s partners. If CFIUS concludes that information shared with TuSimple China, Hydron, and Hydron’s partners was shared in violation of the terms of the NSA, it may impose a civil penalty on the Company. At this time, the Company is unable to estimate the likelihood of a negative outcome or the potential loss or range of loss associated with this matter. The Audit Committee and the Government Security Committee of the Board of Directors, the Board, and the Company are committed to cooperating fully as discussions with CFIUS continue.
The Company is unable to estimate the potential loss or range of loss, if any, associated with this, or any similar, investigation, which could be material.
Securities and Exchange Commission ("SEC")
As disclosed on November 7, 2022, in connection with the filing of the Company’s Current Report on Form 8-K regarding the initial findings of the Audit Committee’s internal investigation into the related party transaction with Hydron, the Company proactively reached out to the SEC and received an initial request for information from the SEC. Since the initial outreach, the Company and certain current and former directors and officers received subpoenas from the SEC requesting the production of Company documents and, with respect to certain individuals, subpoenas for testimony. The Company is unable to estimate the likelihood of a negative outcome or the potential loss or range of loss associated with this matter. The Company has cooperated, and intends to continue to fully cooperate, with the SEC’s investigation.
The Company is unable to estimate the potential loss or range of loss, if any, associated with this, or any similar, investigation, which could be material.
Item 1A. Risk Factors.
There were no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on September 7, 2023.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
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

TuSimple Holdings Inc.

Date: September 27, 2023	By:	/s/ Cheng Lu
Cheng Lu
Chief Executive Officer (Principal Executive Officer)

Date: September 27, 2023	By:	/s/ Eric Tapia
Eric Tapia
Chief Financial Officer (Principal Financial Officer)