Form 10-Q
period 2023-06-30
TuSimple Holdings Inc.
filed 2023-09-27
CIK 1823593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐
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

EXPLANATORY NOTE

As previously reported, we were unable to file this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 with the Securities and Exchange Commission ("SEC") on a timely basis as a result of our prior independent registered public accounting firm's resignation on November 17, 2022. Except as otherwise noted, the information in this report speaks as of the period covered thereby.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
TuSimple Holdings Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31, 2022	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$615,386	$314,711
Short-term investments	377,312	519,230
Accounts receivable, net	1,377	91
Prepaid expenses and other current assets	13,477	15,695
Total current assets	1,007,552	849,727
Property and equipment, net	17,083	13,393
Operating lease right-of-use assets	44,952	41,686
Other assets	4,692	4,819
Total assets	$1,074,279	$909,625
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,855	$5,838
Amounts due to joint development partners	5,753	3,176
Accrued expenses and other current liabilities	48,260	31,093
Short-term debt	1,645	1,659
Operating lease liabilities, current	6,007	6,226
Total current liabilities	71,520	47,992
Operating lease liabilities, noncurrent	42,169	38,628
Long-term debt	3,668	2,849
Other liabilities	2,441	11
Total liabilities	119,798	89,480
Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of December 31, 2022 and June 30, 2023; zero shares issued and outstanding as of December 31, 2022 and June 30, 2023, respectively	—	—
Common stock, $0.0001 par value; 4,876,000,000 Class A shares authorized as of December 31, 2022 and June 30, 2023; 201,707,557 and 204,336,269 Class A shares issued and outstanding as of December 31, 2022 and June 30, 2023, respectively; 24,000,000 Class B shares authorized, issued, and outstanding as of December 31, 2022 and June 30, 2023, respectively	22	22
Additional paid-in-capital	2,567,723	2,595,517
Accumulated other comprehensive loss	(3,559)	(6,438)
Accumulated deficit	(1,609,705)	(1,768,956)
Total stockholders’ equity	954,481	820,145
Total liabilities and stockholders’ equity	$1,074,279	$909,625
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenue	$2,594	$92	$4,858	$307
Cost of revenue	5,767	246	9,856	754
Gross loss	(3,173)	(154)	(4,998)	(447)
Operating expenses:
Research and development	85,519	58,506	163,677	120,108
Selling, general and administrative	22,017	28,735	54,232	57,422
Total operating expenses	107,536	87,241	217,909	177,530
Loss from operations	(110,709)	(87,395)	(222,907)	(177,977)
Interest income	1,907	9,747	2,367	19,624
Other income (expense), net	207	(391)	42	(898)
Loss before provision for income taxes	(108,595)	(78,039)	(220,498)	(159,251)
Provision for income taxes	—	—	—	—
Net loss	$(108,595)	$(78,039)	$(220,498)	$(159,251)
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.34)	$(0.99)	$(0.70)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	223,785,825	227,989,816	223,159,618	227,202,197
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net loss	$(108,595)	$(78,039)	$(220,498)	$(159,251)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	—	(2,337)	—	(1,934)
Foreign currency translation adjustment	(1,345)	(1,864)	(1,146)	(945)
Comprehensive loss	$(109,940)	$(82,240)	$(221,644)	$(162,130)
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

TuSimple Holdings Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	225,707,557	$22	$2,567,723	$(3,559)	$(1,609,705)	$954,481
Issuance of common stock from exercise of options	22,230	—	—	—	—	—
Issuance of common stock from release of RSUs and SVAs	654,949	—	—	—	—	—
Stock-based compensation	—	—	16,805	—	—	16,805
Unrealized gain on available-for-sale debt securities, net	—	—	—	403	—	403
Foreign currency translation adjustment	—	—	—	919	—	919
Net loss	—	—	—	—	(81,212)	(81,212)
Balance as of March 31, 2023	226,384,736	22	2,584,528	(2,237)	(1,690,917)	891,396
Issuance of common stock from exercise of options	31,626	—	30	—	—	30
Issuance of common stock from release of RSUs and SVAs	1,744,091	—	—	—	—	—
Compensatory stock issuances	175,816	—	—	—	—	—
Stock-based compensation	—	—	10,959	—	—	10,959
Unrealized gain on available-for-sale debt securities, net	—	—	—	(2,337)	—	(2,337)
Foreign currency translation adjustment	—	—	—	(1,864)	—	(1,864)
Net loss	—	—	—	—	(78,039)	(78,039)
Balance as of June 30, 2023	228,336,269	$22	$2,595,517	$(6,438)	$(1,768,956)	$820,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2023
Cash flows from operating activities:
Net loss	$(220,498)	$(159,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	52,678	27,764
Depreciation and amortization	5,461	3,422
Noncash operating lease expense	2,608	2,699
Accretion of discount on short-term investments, net	—	(4,496)
Impairment of long-lived assets	—	1,335
Other adjustments	81	(91)
Changes in operating assets and liabilities:
Accounts receivable	(1,203)	1,286
Prepaid expenses and other current assets	(6,380)	(2,267)
Other assets	2,708	593
Accounts payable	549	(3,780)
Amounts due to joint development partners	(2,265)	(2,577)
Accrued expenses and other current liabilities	(8,578)	(19,729)
Operating lease liabilities	(2,231)	(2,732)
Other liabilities	411	(1)
Net cash used in operating activities	(176,659)	(157,825)
Cash flows from investing activities:
Purchases of short-term investments	—	(209,165)
Proceeds from maturities of short-term investments	—	68,857
Purchases of property and equipment	(5,041)	(945)
Proceeds from disposal of property and equipment	25	—
Purchases of intangible assets	(132)	—
Net cash used in investing activities	(5,148)	(141,253)
Cash flows from financing activities:
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	1,292	—
Proceeds from exercised stock options	1,558	30
Principal payments on finance lease obligations	(587)	(277)
Principal payments on loans	(747)	(805)
Net cash provided by (used in) financing activities	1,516	(1,052)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(877)	(908)
Net decrease in cash, cash equivalents, and restricted cash	(181,168)	(301,038)
Cash, cash equivalents, and restricted cash - beginning of period	1,339,092	617,465
Cash, cash equivalents, and restricted cash - end of period	$1,157,924	$316,427
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2023
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,156,418	$314,711
Restricted cash included in prepaid expenses and other current assets	1,506	1,716
Total cash, cash equivalents, and restricted cash	$1,157,924	$316,427

Supplemental disclosure of cash flow information:
Cash paid for interest	$546	$254
Supplemental schedule of non-cash investing and financing activities:
Acquisitions of property and equipment included in liabilities	$1,103	$26
Right-of-use assets obtained in exchange for operating lease obligations	$47,419	$35
Right-of-use assets obtained in exchange for finance lease obligations	$5,240	$—
Vesting of early exercised stock options	$42	$—
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
Note 2. Investments and Fair Value Measurements
Investments
Investments on the condensed consolidated balance sheets consisted of the following (in thousands):

	As of June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value	Cash Equivalents	Short-term Investments
Available-for-sale debt securities:
U.S. treasury securities	$68,755	$—	$(688)	$—	$68,067	$—	$68,067
U.S. government agency securities	196,813	—	(1,701)	—	195,112	—	195,112
Commercial paper	79,538	—	(70)	—	79,468	—	79,468
Corporate debt securities	178,356	10	(1,783)	—	176,583	—	176,583
Total	$523,462	$10	$(4,242)	$—	$519,230	$—	$519,230

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities:
U.S. treasury securities	$9,843	$—	$(86)	$—	$9,757	$—	$9,757
U.S. government agency securities	97,139	34	(521)	—	96,652	—	96,652
Commercial paper	138,973	10	(207)	—	138,776	25,390	113,386
Corporate debt securities	159,045	55	(1,583)	—	157,517	—	157,517
Total	$405,000	$99	$(2,397)	$—	$402,702	$25,390	$377,312
The fair value and amortized cost of the Company’s debt securities with a stated contractual maturity or redemption date were as follows (in thousands):

	June 30, 2023
	Amortized Cost	Fair Value
Due in one year or less	$317,661	$315,695
Due in one year through five years	205,801	203,535
Total	$523,462	$519,230
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
As of June 30, 2023, investments in an unrealized loss position for which an allowance for credit losses has not been recognized had an aggregate fair value of $513.4 million. None of these investments were in a continuous unrealized loss position for more than twelve months. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments. The unrealized losses were primarily related to changes in interest rates, market spreads, and market conditions subsequent to purchase. The Company believes none of these debt securities were impaired due to credit risk or other valuation concerns, and, therefore, did not record a credit loss or an allowance for credit losses.
Interest income from cash and cash equivalents and short-term investments was $1.9 million and $2.4 million for the three and six months ended June 30, 2022, respectively, and $9.7 million and $19.6 million for the three and six months ended June 30, 2023, respectively.

Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	As of June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$276,199	$276,199	$—	$—
Total cash equivalents	$276,199	$276,199	$—	$—
Short-term investments:
U.S. treasury securities	$68,067	$68,067	$—	$—
U.S. government agency securities	195,112	—	195,112	—
Commercial paper	79,468	—	79,468	—
Corporate debt securities	176,583	—	176,583	—
Total short-term investments	$519,230	$68,067	$451,163	$—
Total	$795,429	$344,266	$451,163	$—

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$530,674	$530,674	$—	$—
Commercial paper	25,390	—	25,390	—
Total cash equivalents	$556,064	$530,674	$25,390	$—
Short-term investments:
U.S. treasury securities	$9,757	$9,757	$—	$—
U.S. government agency securities	96,652	—	96,652	—
Commercial paper	113,386	—	113,386	—
Corporate debt securities	157,517	—	157,517	—
Total short-term investments	$377,312	$9,757	$367,555	$—
Total	$933,376	$540,431	$392,945	$—

Note 3. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net as of December 31, 2022 and June 30, 2023, was as follows (in thousands):

	As of
	December 31, 2022	June 30, 2023
Electronic equipment	$4,385	$4,440
Office and other equipment	8,697	8,189
Vehicles	4,046	3,366
Leasehold improvements	12,267	12,456
Buildings	1,841	—
Construction in progress	358	592
Property and equipment, gross	31,594	29,043
Accumulated depreciation and amortization	(14,511)	(15,650)
Property and equipment, net	$17,083	$13,393
Depreciation and amortization expense was $2.8 million and $5.5 million for the three and six months ended June 30, 2022, respectively, and $1.9 million and $3.4 million for the three and six months ended June 30, 2023, respectively.
As of December 31, 2022, property and equipment financed under finance leases was $1.6 million, net of accumulated amortization of $0.9 million. As of June 30, 2023, the Company no longer has any finance lease assets.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2022 and June 30, 2023 were as follows (in thousands):

	As of
	December 31, 2022	June 30, 2023
Accrued payroll	$35,563	$20,606
Accrued information technology services	250	2,412
Accrued professional fees	4,798	6,373
Other	7,649	1,702
Accrued expenses and other current liabilities	$48,260	$31,093
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
Regulatory Investigations
Committee on Foreign Investments in the United States (“CFIUS”)
The Company is cooperating with an inquiry by CFIUS concerning its compliance with the National Security Agreement (“NSA”) entered into with the U.S. government as it relates to information shared by TuSimple U.S. with TuSimple's China-based businesses (“TuSimple China”), Hydron and Hydron’s partners. If CFIUS concludes that information shared with TuSimple China, Hydron and Hydron’s partners was shared in violation of the terms of the NSA, it may impose a civil penalty on the Company. At this time, the Company is unable to estimate the likelihood of a negative outcome or the potential loss or range of loss associated with this matter. The Audit Committee and the Government Security Committee of the Board of Directors, the Board and the Company are committed to cooperating fully as discussions with CFIUS continue.
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
2021 Employee Stock Purchase Plan
During the three and six months ended June 30, 2023, the Company did not issue any shares under the 2021 ESPP.

Stock Options
A summary of the stock option activity, including the CEO Performance Award, for the six months ended June 30, 2023 is as follows (in thousands, except share amounts, per share amounts, and years):

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	2,623,511	$15.16	6.72	$798
Exercised	(53,856)	$0.56
Cancelled/Forfeited	(981,443)	$21.23
Outstanding at June 30, 2023	1,588,212	$11.90	5.16	$749
Vested and exercisable at June 30, 2023	1,299,879	$7.31	4.61	$656
As of June 30, 2023, there was $4.0 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average service period of 1.98 years.
RSUs
The following table summarizes the activity related to RSUs for the six months ended June 30, 2023:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value per Share
Unvested and outstanding at December 31, 2022	17,847,473	$10.73
Granted	6,289,283	$2.00
Vested	(2,484,024)	$14.55
Cancelled	(3,229,958)	$14.66
Unvested and outstanding at June 30, 2023	18,422,774	$6.55
Vested and outstanding at June 30, 2023	191,848	$31.65
SVAs
The following table summarizes the activity related to SVAs for the six months ended June 30, 2023:

	SVAs Outstanding	Weighted-Average Grant Date Fair Value per Share
Unvested and outstanding at December 31, 2022	79,438	$8.24
Vested	(55,274)	$5.66
Cancelled	(9,863)	$14.14
Unvested and outstanding at June 30, 2023	14,301	$14.14
Vested and outstanding at June 30, 2023	—	$—
As of June 30, 2023, there was $96.2 million of unrecognized stock-based compensation expense related to RSUs and SVAs, which is expected to be recognized over a weighted-average service period of 1.89 years.

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
In connection with the March 2022 separation of Cheng Lu as CEO, a total of 1,850,000 stock options were modified, of which 440,000 were vested as of the modification date. The terms of the modification allow for continued vesting of the unvested stock options during the twelve-month period following Cheng Lu's separation date of March 3, 2022 ("Transition Period"), subject to the provision of advisory services throughout the Transition Period. Upon the completion of such continuous services, all stock options subject to vesting would become vested and exercisable. Each of the modified stock options, including those vested and outstanding as of the modification date, were to remain outstanding and exercisable until the earlier of: (x) the date on which any of the Company's outstanding stock options are terminated in connection with a corporate transaction, (y) the original expiration date applicable to such stock options, and (z) the second anniversary of the date on which the transition services with the Company are terminated. The Company determined the continuous service provisions were in-substance an acceleration of the unvested awards and the incremental cost related to the modified options was recorded immediately upon the separation date. Additionally, 175,000 outstanding and unvested RSUs were accelerated in full as of Cheng Lu's separation date. As a result of these modifications, the Company recorded incremental stock-based compensation expense of $13.9 million during the six months ended June 30, 2022.
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
During the three and six months ended June 30, 2023, the Company recognized $0.7 million and $1.4 million in stock-based compensation expense for the 2022 CEO Awards, respectively. As of June 30, 2023, there was a total of $7.6 million of unrecognized stock-based compensation expense, which will be recognized over a weighted-average service period of 3.05 years.
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Research and development	$22,392	$6,252	$39,856	$18,398
Selling, general and administrative	2,759	4,707	12,822	9,366
Total stock-based compensation expense	$25,151	$10,959	$52,678	$27,764
Note 6. Income Taxes
The Company’s effective tax rate was 0% for the three and six months ended June 30, 2023, which is lower than the U.S. federal rate of 21% and was primarily due to valuation allowances recorded on current year losses. As of June 30, 2023, the Company continues to maintain a full valuation allowance against its U.S. and foreign net deferred tax assets due to significant negative evidence, including cumulative losses in the most recent three-year period and the Company’s assessment that it is not more likely than not that the net deferred tax assets will be realized.

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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(108,595)	$(78,039)	$(220,498)	$(159,251)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	223,785,825	227,989,816	223,159,618	227,202,197
Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.34)	$(0.99)	$(0.70)
The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or because issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	As of June 30,
	2022	2023
Options to purchase common stock	5,023,753	1,588,212
RSUs subject to future vesting	9,309,844	18,422,774
SVAs subject to future vesting	177,944	14,301
Early exercised options subject to future vesting	30,000	—
Common stock contingently issuable under ESPP	166,466	—
Total	14,708,007	20,025,287

Note 8. Segment Information
The following table provides information about the Company's segments and a reconciliation of total segment Adjusted EBITDA to loss before provision for income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Segment Adjusted EBITDA:
United States	$(62,131)	$(41,976)	$(123,883)	$(90,622)
Asia-Pacific	(20,545)	(22,883)	(39,028)	(43,762)
Total Segment Adjusted EBITDA	(82,676)	(64,859)	(162,911)	(134,384)
Reconciling items:
Stock-based compensation expense(1)	(25,151)	(13,515)	(52,678)	(30,320)
Depreciation and amortization(1)	(2,726)	(1,226)	(5,461)	(2,793)
Restructuring expenses	—	(7,775)	(1,568)	(10,427)
Finance lease interest expense included within cost of revenue	(156)	(20)	(289)	(53)
Interest income	1,907	9,747	2,367	19,624
Other income (expense), net	207	(391)	42	(898)
Loss before provision for income taxes	$(108,595)	$(78,039)	$(220,498)	$(159,251)
(1) Excludes amounts related to restructuring events, which are reflected in the "Restructuring expenses" line item.
Note 9. Restructuring and Related Charges
During the fourth quarter of 2022 and the first half of 2023, the Board authorized various restructuring plans to rebalance the Company's cost structure in alignment with its strategic priorities (the "Restructuring Plans"). In connection with the Restructuring Plans, the Company incurred costs consisting primarily of cash expenditures for employee transition, notice period and severance payments, employee benefits and related costs, as well as non-cash charges of certain non-current assets.
The following table presents the total restructuring and related charges incurred during the reporting period, all of which are attributable to its U.S. segment, by line item on the consolidated statement of operations (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Research and development	$6,130	$8,782
Selling, general and administrative	1,645	1,645
Total restructuring and related cost	$7,775	$10,427
The following table provides the components of and changes in the accrued restructuring and related charges during six months ended June 30, 2023 (in thousands):

	Severance and Other Termination Benefits	Long-Lived Asset Costs (1)	Stock-based Compensation (2)	Total
Balance as of December 31, 2022	$10,191	$—	$—	$10,191
Charges	9,953	3,030	(2,556)	10,427
Cash payments	(13,521)	(949)	—	(14,470)
Non-cash adjustments	—	(2,081)	2,556	475
Balance as of June 30, 2023	$6,623	$—	$—	$6,623
(1) Primarily related to the impairment or write-off of property plant and equipment and finance lease ROU assets.
(2) Related to reversal of stock-based compensation expense due to modification of equity awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled "Risk Factors" of the Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Our Operations Today
We currently operate approximately seventy L4 autonomous semi-trucks, 35 in the U.S. and 35 in APAC in Driver In mode with a safety driver and safety engineer in the cabin and in commercial freight routes in Tucson, AZ (U.S.), Shanghai, China and Tokyo, Japan (APAC). Operating with a safety driver and safety engineer allows us to continually improve our L4 technology. We have also conducted select testing operations in other locations in the U.S., China, Japan and Sweden as we make Operating Design Domain expansions and demonstrate our capabilities to customers and partners. Currently, we do not have operations in Sweden.
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
Results of Operations
The following table sets forth our unaudited condensed consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenue	$2,594	$92	$4,858	$307
Cost of revenue	5,767	246	9,856	754
Gross loss	(3,173)	(154)	(4,998)	(447)
Operating expenses:
Research and development(1)	85,519	58,506	163,677	120,108
Selling, general and administrative(1)	22,017	28,735	54,232	57,422
Total operating expenses	107,536	87,241	217,909	177,530
Loss from operations	(110,709)	(87,395)	(222,907)	(177,977)
Interest income	1,907	9,747	2,367	19,624
Other income (expense), net	207	(391)	42	(898)
Loss before provision for income taxes	(108,595)	(78,039)	(220,498)	(159,251)
Provision for income taxes	—	—	—	—
Net loss	$(108,595)	$(78,039)	$(220,498)	$(159,251)

(1)	Includes stock-based compensation expense as follows (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Research and development	$22,392	$6,252	$39,856	$18,398
Selling, general and administrative	2,759	4,707	12,822	9,366
Total stock-based compensation expense	$25,151	$10,959	$52,678	$27,764

Comparison of the Three and Six Months Ended June 30, 2022 and 2023
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2022	2023	% Change	2022	2023	% Change

Revenue	$2,594	$92	(96)%	$4,858	$307	(94)%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022
Revenue decreased by $2.5 million, or 96%, in the three months ended June 30, 2023 compared to the same period in the prior year, primarily due to reduced volume of orders and loads, in-line with our previously disclosed revised strategy to pause freight revenue operations in our U.S. segment.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
Revenue decreased by $4.6 million, or 94%, in the six months ended June 30, 2023 compared to the same period in the prior year, primarily due to reduced volume of orders and loads, in-line with our previously disclosed revised strategy to pause freight revenue operations in our U.S. segment.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2022	2023	% Change	2022	2023	% Change

Cost of revenue	$5,767	$246	(96)%	$9,856	$754	(92)%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022
Cost of revenue decreased by $5.5 million, or 96%, in the three months ended June 30, 2023 compared to the same period in the prior year, in-line with our previously disclosed revised strategy to pause freight revenue operations in our U.S. segment.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
Cost of revenue decreased by $9.1 million, or (92)%, in the six months ended June 30, 2023 compared to the same period in the prior year, in-line with our previously disclosed revised strategy to pause freight revenue operations in our U.S. segment.
Restructuring
During the fourth quarter of 2022 and first half of 2023, our board of directors authorized various restructuring plans to rebalance our cost structure in alignment with our strategic priorities, including a 25% and a 30% reduction of our total workforce in December 2022 and May 2023, respectively, and impairment or write-off of several capital assets.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2022	2023	% Change	2022	2023	% Change
U.S.	$65,415	$38,228	(42)%	$125,374	$80,723	(36)%
APAC	20,104	20,278	1%	38,303	39,385	3%
Total R&D	$85,519	$58,506	(32)%	$163,677	$120,108	(27)%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022
U.S.
R&D expenses decreased by $27.2 million, or 42%, in the three months ended June 30, 2023 compared to the same period in the prior year. The decrease was primarily attributable to our restructuring efforts during the fourth quarter of 2022 that significantly reduced headcount and resulted in decreases in personnel-related costs, including stock-based compensation expense.
APAC
R&D expenses increased by $0.2 million, or 1%, in the three months ended June 30, 2023 compared to the same period in the prior year. The increase was primarily attributable to increased R&D expenses to expand R&D operations in China and Japan as we further develop L4 capabilities for the region, offset by reduced stock-based compensation expense from a decrease in our stock price.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
U.S.
R&D expenses decreased by $44.7 million, or 36%, in the six months ended June 30, 2023 compared to the same period in the prior year. The decrease was primarily attributable to our restructuring efforts during the fourth quarter of 2022 that significantly reduced headcount and resulted in decreases in personnel-related costs, including stock-based compensation expense, and depreciation and allocated facility costs.
APAC
R&D expenses increased by $1.1 million, or 3%, in the six months ended June 30, 2023 compared to the same period in the prior year. The increase was primarily attributable to increased R&D expenses to expand R&D operations in China and Japan as we further develop L4 capabilities in the region, partially offset by reduced stock-based compensation expense from a decrease in our stock price.
Selling, General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2022	2023	% Change	2022	2023	% Change
U.S.	$17,083	$21,751	27%	$41,699	$44,852	8%
APAC	4,934	6,984	42%	12,533	12,570	*
Total SG&A	$22,017	$28,735	31%	$54,232	$57,422	6%
* Percentage not meaningful.
Three Months Ended June 30, 2023 Compared with the Same Period in 2022
U.S.
SG&A expenses increased by $4.7 million, or 27%, in the three months ended June 30, 2023 compared to the same period in the prior year. The increase was primarily attributable to increased legal and professional services costs in connection with ongoing litigation and investigations.

APAC
SG&A expenses increased by $2.1 million, or 42%, in the three months ended June 30, 2023 compared to the same period in the prior year. The increase was primarily attributable to increased legal and professional services costs in connection with ongoing litigation matters.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
U.S.
SG&A expenses increased by $3.2 million, or 8%, in the six months ended June 30, 2023 compared to the same period in the prior year. The increase was primarily attributable to increased legal and professional services costs in connection with ongoing litigation and investigations and restructuring expenses related to our restructuring efforts during the first half of 2023, partially offset by lower personnel-related costs, including stock-based compensation expense, resulting from our restructuring efforts during the fourth quarter of 2022 that significantly decreased headcount and non-recurring expense recorded during the six months ended June 30, 2022 related to the modification of Cheng Lu's equity awards in connection with his separation as CEO in March 2022.
APAC
SG&A expenses did not change significantly in the six months ended June 30, 2023 compared to the same period in the prior year. There was an increase in legal and professional services costs which is offset by a decrease in personnel-related costs, primarily attributable to the decrease in stock-based compensation due to the decrease in our stock price, and non-recurring expense recorded during the six months ended June 30, 2022 related to the modification of Cheng Lu's equity awards in connection with his separation as CEO in March 2022.
Interest Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2022	2023	% Change	2022	2023	% Change

Interest income	$1,907	$9,747	411%	$2,367	$19,624	729%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022
Interest income increased by $7.8 million, or 411%, in the three months ended June 30, 2023 compared to the same period in the prior year, primarily due to interest income earned on money market funds and short-term investments. We did not hold any short-term investments during the three months ended June 30, 2022.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
Interest income increased by $17.3 million, or 729%, in the six months ended June 30, 2023 compared to the same period in the prior year, primarily due to interest income earned on money market funds and short-term investments. We did not hold any short-term investments during the six months ended June 30, 2022.
Key Metric and Non-GAAP Financial Measure

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2022	2023	% Change	2022	2023	% Change
Loss from operations	$(110,709)	$(87,395)	(21)%	$(222,907)	$(177,977)	(20)%
Adjusted EBITDA(1)	$(82,676)	$(64,859)	(22)%	$(162,911)	$(134,384)	(18)%

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
The following table provides a reconciliation of reported net loss from operations determined in accordance with GAAP to non-GAAP adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Loss from Operations	$(110,709)	$(87,395)	$(222,907)	$(177,977)
Stock-based compensation expense(1)	25,151	13,515	52,678	30,320
Depreciation and amortization(1)	2,726	1,226	5,461	2,793
Restructuring expenses	—	7,775	1,568	10,427
Finance lease interest expense included within cost of revenue	156	20	289	53
Adjusted EBITDA	$(82,676)	$(64,859)	$(162,911)	$(134,384)
(1) Excludes amounts related to restructuring events.

Segment Adjusted EBITDA
We have two reportable segments: U.S. and APAC. Our Chief Operating Decision Maker ("CODM") utilizes the segment Adjusted EBITDA metric to evaluate operating performance and allocate resources.

The following table provides information about our segment Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2023		2022	2023
U.S.	$(62,131)	$(41,976)	(32)%	$(123,883)	$(90,622)	(27)%
APAC	(20,545)	(22,883)	11%	(39,028)	(43,762)	12%
Total Adjusted EBITDA	$(82,676)	$(64,859)	(22)%	$(162,911)	$(134,384)	(18)%
The changes in our segment Adjusted EBITDA for both U.S. and APAC segments are primarily attributable to the changes in operating expenses. Refer to the section titled "Comparison of the Three and Six Months Ended June 30, 2022 and 2023" above for discussion on the changes in respective research and development expense and selling, general and administrative expense for the two segments.
Liquidity and Capital Resources
We have financed our operations primarily through the sale of capital stock, which has historically been sufficient to meet our working capital and capital expenditure requirements. As of June 30, 2023, our principal sources of liquidity were $314.7 million of cash and cash equivalents, exclusive of restricted cash of $1.7 million, and $519.2 million of short-term investments. Cash and cash equivalents consist primarily of cash on deposit with banks, certificates of deposit, and money market funds. Short-term investments consist primarily of available-for-sale debt securities including: commercial paper, U.S. treasury securities, U.S. government agency securities, and corporate debt securities. We consider our short-term investments as available for use in current operations. Based on our current operating plan, we believe that our existing cash and cash equivalents, will be sufficient to meet our anticipated cash needs for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2023
Net cash (used in) provided by:
Operating activities	$(176,659)	$(157,825)
Investing activities	$(5,148)	$(141,253)
Financing activities	$1,516	$(1,052)
Operating Activities
Net cash used in operating activities was $176.7 million and $157.8 million for the six months ended June 30, 2022 and 2023, respectively. The decrease was primarily due to a decrease in net losses as a result of our restructuring activities to rebalance our cost structure in alignment with our strategic priorities that began during the fourth quarter of 2022.
Investing Activities
Net cash used in investing activities was $5.1 million and $141.3 million for the six months ended June 30, 2022 and 2023, respectively. The increase was primarily due to our investments in marketable securities in the six months ended June 30, 2023, which did not exist at June 30, 2022.

Financing Activities
Net cash provided by financing activities was $1.5 million for the six months ended June 30, 2022 and related to proceeds received from the issuance of shares related to the exercise of stock options by employees and purchases under our Employee Stock Purchase Plan, offset by the principal payments on our finance leases and truck purchase loans. Net cash used in financing activities was $1.1 million for the six months ended June 30, 2023 and related primarily to the principal payments on our finance leases and truck purchase loans.
Material Cash Requirements
At June 30, 2023, there were future minimum lease payments of $54.9 million for operating leases.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Other than the items noted below, there have been no material changes to the Company's market risk during the first six months of 2023. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the 2022 Form 10-K.
Investment and Interest Rate Risk
We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and marketable securities and the fair value of those securities.
We had cash and cash equivalents of $314.7 million and short-term investments of $519.2 million as of June 30, 2023, which primarily consisted of cash deposits, money market funds, commercial paper, U.S. government and agency securities, and investment-grade corporate debt securities. The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We invest primarily in highly-liquid, investment grade debt securities, and we limit the amount of credit exposure to any one issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Because our cash equivalents and marketable securities generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our investment portfolio as of June 30, 2023.

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
Material Weakness in Internal Control over Financial Reporting
In connection with our evaluation for the three months ended June 30, 2023, we identified material weaknesses in our internal control over financial reporting resulting from (i) the unexpected removal of all the independent directors of our Board in November 2022, including all of the members of our Audit Committee, by our controlling shareholders and (ii) a lack of understanding among Company personnel regarding the Company's policy on the identification, approval, and disclosure of related party transactions. As a result, (i) the removal of the independent directors and dissolution of the Audit Committee impacted the oversight and monitoring of required internal controls and procedures and (ii) we did not maintain effective controls over the identification and disclosure of related party transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected.
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
Changes in Internal Control over Financial Reporting
Except as discussed above, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-40326	3.1	5/11/2021
3.2	Amended and Restated Bylaws	10-Q	001-40326	3.2	5/11/2021
10.1	TuSimple Holdings Inc. Senior Management Severance and Change in Control Plan	8-K	001-40326	10.1	6/2/2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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