Form 10-Q
period 2023-09-30
TuSimple Holdings Inc.
filed 2023-11-09
CIK 1823593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-40326

TuSimple Holdings Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-2341575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9191 Towne Centre Drive, Suite 150 San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (619) 916-3144

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	TSP	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2023, the number of shares of the registrant’s Class A common stock outstanding was 205,890,683 and the number of shares of the registrant’s Class B common stock outstanding was 24,000,000.

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
TuSimple Holdings Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31, 2022	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$615,386	$249,211
Short-term investments	377,312	525,960
Accounts receivable, net	1,377	—
Prepaid expenses and other current assets	13,477	17,993
Total current assets	1,007,552	793,164
Property and equipment, net	17,083	11,871
Operating lease right-of-use assets	44,952	39,003
Other assets	4,692	4,449
Total assets	$1,074,279	$848,487
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,855	$3,745
Amounts due to joint development partners	5,753	3,176
Accrued expenses and other current liabilities	48,260	22,734
Short-term debt	1,645	1,423
Operating lease liabilities, current	6,007	6,129
Total current liabilities	71,520	37,207
Operating lease liabilities, noncurrent	42,169	37,078
Long-term debt	3,668	2,820
Other liabilities	2,441	12
Total liabilities	119,798	77,117
Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of December 31, 2022 and September 30, 2023; zero shares issued and outstanding as of December 31, 2022 and September 30, 2023, respectively	—	—
Common stock, $0.0001 par value; 4,876,000,000 Class A shares authorized as of December 31, 2022 and September 30, 2023; 201,707,557 and 205,577,178 Class A shares issued and outstanding as of December 31, 2022 and September 30, 2023, respectively; 24,000,000 Class B shares authorized, issued, and outstanding as of December 31, 2022 and September 30, 2023, respectively	22	22
Additional paid-in-capital	2,567,723	2,606,204
Accumulated other comprehensive loss	(3,559)	(4,464)
Accumulated deficit	(1,609,705)	(1,830,392)
Total stockholders’ equity	954,481	771,370
Total liabilities and stockholders’ equity	$1,074,279	$848,487
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenue	$2,653	$—	$7,511	$307
Cost of revenue	5,436	—	15,292	754
Gross loss	(2,783)	—	(7,781)	(447)
Operating expenses:
Research and development	84,931	44,322	248,608	164,430
Selling, general and administrative	31,119	26,335	85,351	83,757
Total operating expenses	116,050	70,657	333,959	248,187
Loss from operations	(118,833)	(70,657)	(341,740)	(248,634)
Interest income	5,545	9,298	7,912	28,922
Other income (expense), net	127	(77)	169	(975)
Loss before provision for income taxes	(113,161)	(61,436)	(333,659)	(220,687)
Provision for income taxes	—	—	—	—
Net loss	$(113,161)	$(61,436)	$(333,659)	$(220,687)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.27)	$(1.49)	$(0.97)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	224,745,672	229,537,972	223,698,744	227,989,087
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net loss	$(113,161)	$(61,436)	$(333,659)	$(220,687)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(2,086)	512	(2,086)	(1,422)
Foreign currency translation adjustment	(1,281)	1,462	(2,427)	517
Comprehensive loss	$(116,528)	$(59,462)	$(338,172)	$(221,592)
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

TuSimple Holdings Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	225,707,557	$22	$2,567,723	$(3,559)	$(1,609,705)	$954,481
Issuance of common stock from exercise of options	22,230	—	—	—	—	—
Issuance of common stock from release of RSUs and SVAs	654,949	—	—	—	—	—
Stock-based compensation	—	—	16,805	—	—	16,805
Unrealized gain on available-for-sale debt securities, net	—	—	—	403	—	403
Foreign currency translation adjustment	—	—	—	919	—	919
Net loss	—	—	—	—	(81,212)	(81,212)
Balance as of March 31, 2023	226,384,736	22	2,584,528	(2,237)	(1,690,917)	891,396
Issuance of common stock from exercise of options	31,626	—	30	—	—	30
Issuance of common stock from release of RSUs and SVAs	1,744,091	—	—	—	—	—
Compensatory stock issuances	175,816	—	—	—	—	—
Stock-based compensation	—	—	10,959	—	—	10,959
Unrealized loss on available-for-sale debt securities, net	—	—	—	(2,337)	—	(2,337)
Foreign currency translation adjustment	—	—	—	(1,864)	—	(1,864)
Net loss	—	—	—	—	(78,039)	(78,039)
Balance as of June 30, 2023	228,336,269	$22	$2,595,517	$(6,438)	$(1,768,956)	$820,145
Issuance of common stock from exercise of options	2,535	—	3	—	—	3
Issuance of common stock from release of RSUs and SVAs	1,263,374	—	—	—	—	—
Repurchase of common stock	(25,000)	—	(67)	—	—	(67)
Stock-based compensation	—	—	10,751	—	—	10,751
Unrealized gain on available-for-sale debt securities, net	—	—	—	512	—	512
Foreign currency translation adjustment	—	—	—	1,462	—	1,462
Net loss	—	—	—	—	(61,436)	(61,436)
Balance as of September 30, 2023	229,577,178	$22	$2,606,204	$(4,464)	$(1,830,392)	$771,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2023
Cash flows from operating activities:
Net loss	$(333,659)	$(220,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	75,710	38,515
Depreciation and amortization	8,335	5,129
Noncash operating lease expense	3,931	4,031
Accretion of discount on short-term investments, net	(383)	(6,828)
Impairment of long-lived assets	—	3,200
Other adjustments	122	(973)
Changes in operating assets and liabilities:
Accounts receivable	(1,545)	1,296
Prepaid expenses and other current assets	(3,738)	(1,678)
Other assets	2,279	199
Accounts payable	3,136	(5,873)
Amounts due to joint development partners	(2,603)	(2,577)
Accrued expenses and other current liabilities	(3,632)	(27,059)
Operating lease liabilities	(3,927)	(4,626)
Other liabilities	(17)	—
Net cash used in operating activities	(255,991)	(217,931)
Cash flows from investing activities:
Purchases of short-term investments	(200,162)	(300,590)
Proceeds from maturities of short-term investments	—	155,756
Purchases of property and equipment and other assets	(9,809)	(2,902)
Proceeds from disposal of property and equipment	27	38
Purchases of intangible assets	(196)	—
Net cash used in investing activities	(210,140)	(147,698)
Cash flows from financing activities:
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	2,286	—
Proceeds from exercised stock options	1,710	33
Principal payments on finance lease obligations	(929)	(277)
Principal payments on loans	(1,126)	(1,215)
Stock repurchase	—	(67)
Net cash provided by (used in) financing activities	1,941	(1,526)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,931)	567
Net decrease in cash, cash equivalents, and restricted cash	(466,121)	(366,588)
Cash, cash equivalents, and restricted cash - beginning of period	1,339,092	617,465
Cash, cash equivalents, and restricted cash - end of period	$872,971	$250,877
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TuSimple Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2023
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$871,360	$249,211
Restricted cash included in prepaid expenses and other current assets	1,611	1,666
Total cash, cash equivalents, and restricted cash	$872,971	$250,877

Supplemental disclosure of cash flow information:
Cash paid for interest	$681	$332
Supplemental schedule of non-cash investing and financing activities:
Acquisitions of property and equipment included in liabilities	$3,783	$254
Sale of assets within prepayments and other current assets	$—	$2,068
Right-of-use assets obtained in exchange for operating lease obligations	$48,404	$35
Right-of-use assets obtained in exchange for finance lease obligations	$7,772	$—
Vesting of early exercised stock options	$63	$—
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
Note 2. Investments and Fair Value Measurements
Investments
Investments on the condensed consolidated balance sheets consisted of the following (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value	Cash Equivalents	Short-term Investments
Available-for-sale debt securities:
U.S. treasury securities	$74,782	$—	$(615)	$—	$74,167	$—	$74,167
U.S. government agency securities	227,489	—	(1,445)	—	226,044	—	226,044
Commercial paper	18,235	—	(19)	—	18,216	—	18,216
Corporate debt securities	209,174	10	(1,651)	—	207,533	—	207,533
Total	$529,680	$10	$(3,730)	$—	$525,960	$—	$525,960

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities:
U.S. treasury securities	$9,843	$—	$(86)	$—	$9,757	$—	$9,757
U.S. government agency securities	97,139	34	(521)	—	96,652	—	96,652
Commercial paper	138,973	10	(207)	—	138,776	25,390	113,386
Corporate debt securities	159,045	55	(1,583)	—	157,517	—	157,517
Total	$405,000	$99	$(2,397)	$—	$402,702	$25,390	$377,312
The fair value and amortized cost of the Company’s debt securities with a stated contractual maturity or redemption date were as follows (in thousands):

	September 30, 2023
	Amortized Cost	Fair Value
Due in one year or less	$324,733	$322,462
Due in one year through five years	204,947	203,498
Total	$529,680	$525,960
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
As of September 30, 2023, investments in an unrealized loss position for which an allowance for credit losses has not been recognized had an aggregate fair value of $520.1 million. None of these investments were in a continuous unrealized loss position for more than twelve months. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments. The unrealized losses were primarily related to changes in interest rates, market spreads, and market conditions subsequent to purchase. The Company believes none of these debt securities were impaired due to credit risk or other valuation concerns, and, therefore, did not record a credit loss or an allowance for credit losses.
Interest income from cash and cash equivalents and short-term investments was $5.5 million and $7.9 million for the three and nine months ended September 30, 2022, respectively, and $9.3 million and $28.9 million for the three and nine months ended September 30, 2023, respectively.

Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$205,642	$205,642	$—	$—
Total cash equivalents	$205,642	$205,642	$—	$—
Short-term investments:
U.S. treasury securities	$74,167	$74,167	$—	$—
U.S. government agency securities	226,044	—	226,044	—
Commercial paper	18,216	—	18,216	—
Corporate debt securities	207,533	—	207,533	—
Total short-term investments	$525,960	$74,167	$451,793	$—
Total	$731,602	$279,809	$451,793	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$530,674	$530,674	$—	$—
Commercial paper	25,390	—	25,390	—
Total cash equivalents	$556,064	$530,674	$25,390	$—
Short-term investments:
U.S. treasury securities	$9,757	$9,757	$—	$—
U.S. government agency securities	96,652	—	96,652	—
Commercial paper	113,386	—	113,386	—
Corporate debt securities	157,517	—	157,517	—
Total short-term investments	$377,312	$9,757	$367,555	$—
Total	$933,376	$540,431	$392,945	$—
Note 3. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net as of December 31, 2022 and September 30, 2023, was as follows (in thousands):

	December 31, 2022	September 30, 2023
Electronic equipment	$4,385	$4,622
Office and other equipment	8,697	8,021
Vehicles	4,046	1,733
Leasehold improvements	12,267	12,793
Buildings	1,841	—
Construction in progress	358	457
Property and equipment, gross	31,594	27,626
Accumulated depreciation and amortization	(14,511)	(15,755)
Property and equipment, net	$17,083	$11,871

Depreciation and amortization expense was $2.8 million and $8.3 million for the three and nine months ended September 30, 2022, respectively, and $1.7 million and $5.1 million for the three and nine months ended September 30, 2023, respectively.
As of December 31, 2022, property and equipment financed under finance leases was $1.6 million, net of accumulated amortization of $0.9 million. As of September 30, 2023, the Company no longer has any finance lease assets.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2022 and September 30, 2023 were as follows (in thousands):

	December 31, 2022	September 30, 2023
Accrued payroll	$35,563	$16,482
Accrued information technology services	250	1,824
Accrued professional fees	4,798	2,953
Other	7,649	1,475
Accrued expenses and other current liabilities	$48,260	$22,734
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
On May 3, 2023, the Company made a motion to consolidate the August 2022 Action and November 2022 Action. The Court granted this motion and consolidated the August 2022 Action and November 2022 Action on July 20, 2023. On October 2, 2023, the plaintiffs filed a consolidated and amended complaint (the "Consolidated and Amended Complaint"). The Consolidated and Amended Complaint was filed against the Company and certain of its current and former directors and officers (Guowei "Charles" Chao, Xiaodi Hou, Mo Chen, Bonnie Yi Zhang, Cheng Lu, Patrick Dillon, Brad Buss, and Karen C. Francis) and the underwriters who underwrote its IPO, containing similar claims as asserted in the complaints filed in Dicker v. TuSimple Holdings, Inc. et al., 3:22-cv-01300-JES-MSB (S. D. Cal.) and Woldanski v. TuSimple Holdings, Inc., et al., 3:23-cv-00282-JES-MSB (S. D. Cal.). The Consolidated and Amended Complaint alleges, among other things, that the Company and certain of its current and former directors and officers violated Sections 11, 12, and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5, by making false or misleading statements, or failing to disclose information it was required to disclose, regarding the Company's related party transaction with Hydron, the Company’s sharing of confidential information and proprietary technology with Hydron without approval from the Company’s board of directors, the Company's safety profile, and certain of the Company's risk factors.
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
Note 5. Stock-Based Compensation
Equity Compensation Plans
The Company maintains three equity compensation plans that provide for the issuance of shares of its Class A common stock to its employees, directors, and consultants: the 2017 Share Plan (the “2017 Plan”), the 2021 Equity Incentive Plan (the “2021 Plan”), and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which have all been approved by the board of directors. Following the Company's initial public offering ("IPO") in 2021, the 2017 Plan was terminated but continues to govern the terms and conditions of the outstanding awards previously granted under the 2017 Plan. Subsequent to the IPO, the Company has only issued awards under the 2021 Plan and the 2021 ESPP. These plans provide for the issuance of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted shares, restricted stock units (“RSUs”), share value awards (“SVAs”), stock appreciation rights (“SARs”), and other awards.
2021 Employee Stock Purchase Plan
During the three and nine months ended September 30, 2023, the Company did not issue any shares under the 2021 ESPP.

Stock Options
A summary of the stock option activity, including the CEO Performance Award, for the nine months ended September 30, 2023 is as follows (in thousands, except share amounts, per share amounts, and years):

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	2,623,511	$15.16	6.72	$798
Exercised	(56,391)	$0.58
Cancelled/Forfeited	(1,046,520)	$20.10
Outstanding at September 30, 2023	1,520,600	$12.30	4.95	$702
Vested and exercisable at September 30, 2023	1,320,925	$8.38	4.53	$657
As of September 30, 2023, there was $3.3 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average service period of 1.83 years.
RSUs
The following table summarizes the activity related to RSUs for the nine months ended September 30, 2023:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value per Share
Unvested and outstanding at December 31, 2022	17,847,473	$10.73
Granted	6,451,783	$1.98
Vested	(4,212,834)	$12.99
Cancelled	(5,972,395)	$13.18
Unvested and outstanding at September 30, 2023	14,114,027	$5.02
Vested and outstanding at September 30, 2023	671,585	$17.03
SVAs
The following table summarizes the activity related to SVAs for the nine months ended September 30, 2023:

	SVAs Outstanding	Weighted-Average Grant Date Fair Value per Share
Unvested and outstanding at December 31, 2022	79,438	$8.24
Vested	(69,575)	$7.40
Cancelled	(9,863)	$14.14
Unvested and outstanding at September 30, 2023	—	$—
Vested and outstanding at September 30, 2023	—	$—
As of September 30, 2023, there was $53.2 million of unrecognized stock-based compensation expense related to RSUs and SVAs, which is expected to be recognized over a weighted-average service period of 2.13 years.

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
In connection with the March 2022 separation of Cheng Lu as CEO, a total of 1,850,000 stock options were modified, of which 440,000 were vested as of the modification date. The terms of the modification allow for continued vesting of the unvested stock options during the twelve-month period following Cheng Lu's separation date of March 3, 2022 ("Transition Period"), subject to the provision of advisory services throughout the Transition Period. Upon the completion of such continuous services, all stock options subject to vesting would become vested and exercisable. Each of the modified stock options, including those vested and outstanding as of the modification date, were to remain outstanding and exercisable until the earlier of: (x) the date on which any of the Company's outstanding stock options are terminated in connection with a corporate transaction, (y) the original expiration date applicable to such stock options, and (z) the second anniversary of the date on which the transition services with the Company are terminated. The Company determined the continuous service provisions were in-substance an acceleration of the unvested awards and the incremental cost related to the modified options was recorded immediately upon the separation date. Additionally, 175,000 outstanding and unvested RSUs were accelerated in full as of Cheng Lu's separation date. As a result of these modifications, the Company recorded incremental stock-based compensation expense of $13.9 million during the nine months ended September 30, 2022.
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
During the three and nine months ended September 30, 2023, the Company recognized $0.7 million and $2.1 million in stock-based compensation expense for the 2022 CEO Awards, respectively. As of September 30, 2023, there was a total of $6.9 million of unrecognized stock-based compensation expense, which will be recognized over a weighted-average service period of 2.81 years.
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Research and development	$16,915	$6,564	$56,771	$24,962
Selling, general and administrative	6,117	4,187	18,939	13,553
Total stock-based compensation expense	$23,032	$10,751	$75,710	$38,515
Note 6. Income Taxes
The Company’s effective tax rate was 0% for the three and nine months ended September 30, 2023, which is lower than the U.S. federal rate of 21% and was primarily due to valuation allowances recorded on current year losses. As of September 30, 2023, the Company continues to maintain a full valuation allowance against its U.S. and foreign net deferred tax assets due to significant negative evidence, including cumulative losses in the most recent three-year period and the Company’s assessment that it is not more likely than not that the net deferred tax assets will be realized.

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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(113,161)	$(61,436)	$(333,659)	$(220,687)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	224,745,672	229,537,972	223,698,744	227,989,087
Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.27)	$(1.49)	$(0.97)
The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or because issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	As of September 30,
	2022	2023
Options to purchase common stock	4,789,024	1,520,600
RSUs subject to future vesting	12,200,049	14,114,027
SVAs subject to future vesting	91,274	—
Early exercised options subject to future vesting	25,000	—
Common stock contingently issuable under ESPP	27,989	—
Total	17,133,336	15,634,627

Note 8. Segment Information
The following table provides information about the Company's segments and a reconciliation of total segment Adjusted EBITDA to loss before provision for income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Segment Adjusted EBITDA:
United States	$(68,249)	$(29,231)	$(192,132)	$(119,853)
Asia-Pacific	(24,531)	(28,175)	(63,559)	(71,937)
Total Segment Adjusted EBITDA	(92,780)	(57,406)	(255,691)	(191,790)
Reconciling items:
Stock-based compensation expense(1)	(23,032)	(10,751)	(75,710)	(41,071)
Depreciation and amortization(1)	(2,874)	(1,707)	(8,335)	(4,500)
Restructuring expenses	—	(793)	(1,568)	(11,220)
Finance lease interest expense included within cost of revenue	(147)	—	(436)	(53)
Interest income	5,545	9,298	7,912	28,922
Other income (expense), net	127	(77)	169	(975)
Loss before provision for income taxes	$(113,161)	$(61,436)	$(333,659)	$(220,687)
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
The following table presents the total restructuring and related charges or benefits incurred during the reporting period, all of which are attributable to its U.S. segment, by line item on the consolidated statement of operations (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Research and development	$(838)	$7,944
Selling, general and administrative	1,631	3,276
Total restructuring and related cost	$793	$11,220
The following table provides the components of and changes in the accrued restructuring and related charges during nine months ended September 30, 2023 (in thousands):

	Severance and Other Termination Benefits	Long-Lived Asset Costs (1)	Stock-based Compensation (2)	Total
Balance as of December 31, 2022	$10,191	$—	$—	$10,191
Charges (benefits)	9,953	3,823	(2,556)	11,220
Cash payments	(20,144)	(949)	—	(21,093)
Non-cash adjustments	—	(2,874)	2,556	(318)
Balance as of September 30, 2023	$—	$—	$—	$—
(1) Primarily related to the impairment or write-off of property plant and equipment and ROU assets, net of gains from disposal of assets.
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
TuSimple is a global autonomous driving technology company headquartered in San Diego, California, with operations in the United States (“U.S.") and the Asia-Pacific region (“APAC”). Founded in 2015, we are working to revolutionize the estimated $4 trillion global truck freight market by developing proprietary technologies that enable the scaled development and deployment of autonomous freight transportation. We believe that our full-stack L4 autonomous driving technology and our Autonomous Freight Network (“AFN”) will make global trucking safer as well as more reliable, efficient, and environmentally friendly.
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
AFN
We are in the early stages of developing our AFN. Our AFN will provide autonomous freight capacity as a service through two service models based on users’ needs:
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
Full-Stack L4 Autonomous Driving Technology, Hardware, and Offboard Capabilities
TuSimple is developing L4 autonomous driving solutions with Automated Driving System (“ADS”) L4 capable onboard software, offboard capabilities, and hardware. The capabilities for the U.S. and APAC segments, including their software base code, have been independently developed by the technology teams in each region.

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
Our Operations Today
We currently operate approximately 70 L4 autonomous semi-trucks, 35 in the U.S. and 35 in APAC in Driver-In mode with a safety driver and safety engineer in the cabin. Operating with a safety driver and safety engineer allows us to continually improve our L4 technology. We have also conducted select testing operations in other locations in the U.S., China, Japan and Sweden as we make Operational Design Domain ("ODD") expansions and demonstrate our capabilities to customers and partners. Currently, we do not have operations in Sweden and we are focused on expanding our ODD in the APAC region.
During prior years, we generated revenue from freight capacity services to customers via the TuSimple Capacity service model in the U.S. Gross loss margins for our revenue operations exceeded 100% of revenue given their developmental nature, including having a driver and test engineers in the trucks. Deploying our autonomous trucks in Driver-In mode in a real world commercial setting allowed us to develop our technology while generating revenue, as well as establish fleet management operations and related processes ahead of initiating commercialization. Currently, we believe the incremental benefits and learnings associated with these revenue operations do not outweigh their operating losses. Effective the fourth quarter of 2022, we de-emphasized revenue-generating freight services for our U.S. operations. As such, we do not plan to generate significant revenue in the U.S. for the foreseeable future.
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
Results of Operations
The following table sets forth our unaudited condensed consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenue	$2,653	$—	$7,511	$307
Cost of revenue	5,436	—	15,292	754
Gross loss	(2,783)	—	(7,781)	(447)
Operating expenses:
Research and development(1)	84,931	44,322	248,608	164,430
Selling, general and administrative(1)	31,119	26,335	85,351	83,757
Total operating expenses	116,050	70,657	333,959	248,187
Loss from operations	(118,833)	(70,657)	(341,740)	(248,634)
Interest income	5,545	9,298	7,912	28,922
Other income (expense), net	127	(77)	169	(975)
Loss before provision for income taxes	(113,161)	(61,436)	(333,659)	(220,687)
Provision for income taxes	—	—	—	—
Net loss	$(113,161)	$(61,436)	$(333,659)	$(220,687)

(1)	Includes stock-based compensation expense as follows (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Research and development	$16,915	$6,564	$56,771	$24,962
Selling, general and administrative	6,117	4,187	18,939	13,553
Total stock-based compensation expense	$23,032	$10,751	$75,710	$38,515

Comparison of the Three and Nine Months Ended September 30, 2022 and 2023
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2022	2023	% Change	2022	2023	% Change

Revenue	$2,653	$—	(100)%	$7,511	$307	(96)%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022
We had no revenue in the three months ended September 30, 2023, in-line with our previously disclosed revised strategy to pause freight revenue operations in our U.S. segment.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
Revenue decreased by $7.2 million, or 96%, in the nine months ended September 30, 2023 compared to the same period in the prior year, primarily due to reduced volume of orders and loads, in-line with our previously disclosed revised strategy to pause freight revenue operations in our U.S. segment.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2022	2023	% Change	2022	2023	% Change

Cost of revenue	$5,436	$—	(100)%	$15,292	$754	(95)%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022
Cost of revenue was zero in the three months ended September 30, 2023, in-line with our previously disclosed revised strategy to pause freight revenue operations in our U.S. segment.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
Cost of revenue decreased by $14.5 million, or 95%, in the nine months ended September 30, 2023 compared to the same period in the prior year, in-line with our previously disclosed revised strategy to pause freight revenue operations in our U.S. segment.
Restructuring
During the fourth quarter of 2022 and first half of 2023, our board of directors authorized multiple restructuring plans to rebalance our cost structure in alignment with our strategic priorities, including a 25% and a 30% reduction of our total workforce in December 2022 and May 2023, respectively, and impairment or write-off of several capital assets.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2022	2023	% Change	2022	2023	% Change
U.S.	$60,632	$20,228	(67)%	$186,006	$100,951	(46)%
APAC	24,299	24,094	(1)%	62,602	63,479	1%
Total R&D	$84,931	$44,322	(48)%	$248,608	$164,430	(34)%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022
U.S.
R&D expenses decreased by $40.4 million, or 67%, in the three months ended September 30, 2023 compared to the same period in the prior year. The decrease was primarily attributable to our restructuring efforts during the fourth quarter of 2022 and first half of 2023 that significantly reduced headcount and resulted in decreased personnel-related costs, including stock-based compensation expense.
APAC
R&D expenses decreased by $0.2 million in the three months ended September 30, 2023 compared to the same period in the prior year. There was a decrease in joint development costs due to the timing of our joint development activities related to our TuSimple Domain Controller ("TDC"), which was offset by increased R&D expenses to expand operations in China and Japan as we further develop L4 capabilities in the region.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
U.S.
R&D expenses decreased by $85.1 million, or 46%, in the nine months ended September 30, 2023 compared to the same period in the prior year. The decrease was primarily attributable to our restructuring efforts during the fourth quarter of 2022 and first half of 2023 that significantly reduced headcount and resulted in decreased personnel-related costs, including stock-based compensation expense, and decreased depreciation and allocated facility costs.
APAC
R&D expenses increased by $0.9 million in the nine months ended September 30, 2023 compared to the same period in the prior year. There was an increase in personnel-related costs and R&D expenses to expand operations in China and Japan as we further develop L4 capabilities in the region, which was offset by reduced joint development costs due to the timing of the joint development activities related to our TDC.
Selling, General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2022	2023	% Change	2022	2023	% Change
U.S.	$25,828	$17,970	(30)%	$67,527	$62,822	(7)%
APAC	5,291	8,365	58%	17,824	20,935	17%
Total SG&A	$31,119	$26,335	(15)%	$85,351	$83,757	(2)%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022
U.S.
SG&A expenses decreased by $7.9 million, or 30%, in the three months ended September 30, 2023 compared to the same period in the prior year. The decrease was primarily attributable to our restructuring efforts during the fourth quarter of 2022 and first half of 2023 that significantly reduced headcount and resulted in decreased personnel-related costs, including stock-based compensation expense, decreased office and facility-related costs due to the associated change in our business strategy, and decreased professional services costs due to decreases in consulting services. These decreases were partially offset by increased allocated corporate legal costs in connection with ongoing litigation and investigations.

APAC
SG&A expenses increased by $3.1 million, or 58%, in the three months ended September 30, 2023 compared to the same period in the prior year. The increase was primarily attributable to increased allocated corporate legal and professional services costs in connection with ongoing litigation matters.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
U.S.
SG&A expenses decreased by $4.7 million, or 7%, in the nine months ended September 30, 2023 compared to the same period in the prior year. The decrease was primarily attributable to our restructuring efforts during the fourth quarter of 2022 and first half of 2023 that significantly reduced headcount and resulted in decreased personnel-related costs, including stock-based compensation, decreases in office and facility-related costs and business development and marketing costs due to the associated change in our business strategy, decreased professional service fees due to reduced consulting services, and allocated corporate costs consisting of a non-recurring expense recorded during the nine months ended September 30, 2022 related to the modification of Cheng Lu's equity awards in connection with his separation as CEO in March 2022. These decreases were partially offset by increased allocated corporate legal and professional services costs in connection with ongoing litigation and investigations and restructuring expenses related to our restructuring plans during the first half of 2023.
APAC
SG&A expenses increased by $3.1 million, or 17%, in the nine months ended September 30, 2023 compared to the same period in the prior year. The increase was primarily attributable to increased allocated corporate legal and professional services costs in connection with ongoing litigation and investigations, partially offset by a decrease in personnel-related costs due to the decrease in stock-based compensation due to the decrease in our stock price, and allocated corporate costs consisting of a non-recurring expense recorded during the nine months ended September 30, 2022 related to the modification of Cheng Lu's equity awards in connection with his separation as CEO in March 2022.
Interest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2022	2023	% Change	2022	2023	% Change

Interest income	$5,545	$9,298	68%	$7,912	$28,922	266%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022
Interest income increased by $3.8 million, or 68%, in the three months ended September 30, 2023 compared to the same period in the prior year, primarily due to an increase in our interest-bearing short-term investments. We started to invest in marketable securities in August 2022.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
Interest income increased by $21.0 million, or 266%, in the nine months ended September 30, 2023 compared to the same period in the prior year, primarily due to an increase in our interest-bearing short-term investments. We started to invest in marketable securities in August 2022.
Segment Adjusted EBITDA
We have two reportable segments: U.S. and APAC. Our Chief Operating Decision Maker ("CODM") utilizes the segment Adjusted EBITDA metric to evaluate operating performance and allocate resources.

The following table provides information about our segment Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2023		2022	2023
U.S.	$(68,249)	$(29,231)	(57)%	$(192,132)	$(119,853)	(38)%
APAC	(24,531)	(28,175)	15%	(63,559)	(71,937)	13%
Total Adjusted EBITDA	$(92,780)	$(57,406)	(38)%	$(255,691)	$(191,790)	(25)%
The changes in our segment Adjusted EBITDA for both U.S. and APAC segments are primarily attributable to the changes in operating expenses. Refer to the comparisons above for discussion on the changes in respective research and development expense and selling, general and administrative expense for the two segments.
Key Metric and Non-GAAP Financial Measure

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2022	2023	% Change	2022	2023	% Change
Loss from operations	$(118,833)	$(70,657)	(41)%	$(341,740)	$(248,634)	(27)%
Adjusted EBITDA(1)	$(92,780)	$(57,406)	(38)%	$(255,691)	$(191,790)	(25)%

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

The following table provides a reconciliation of reported net loss from operations determined in accordance with GAAP to non-GAAP adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Loss from Operations	$(118,833)	$(70,657)	$(341,740)	$(248,634)
Stock-based compensation expense(1)	23,032	10,751	75,710	41,071
Depreciation and amortization(1)	2,874	1,707	8,335	4,500
Restructuring expenses	—	793	1,568	11,220
Finance lease interest expense included within cost of revenue	147	—	436	53
Adjusted EBITDA	$(92,780)	$(57,406)	$(255,691)	$(191,790)
(1) Excludes amounts related to restructuring events.
Liquidity and Capital Resources
We have financed our operations primarily through the sale of capital stock, which has historically been sufficient to meet our working capital and capital expenditure requirements. As of September 30, 2023, our principal sources of liquidity were $249.2 million of cash and cash equivalents, exclusive of restricted cash of $1.7 million, and $526.0 million of short-term investments. Cash and cash equivalents consist primarily of cash on deposit with banks, certificates of deposit, and money market funds. Short-term investments consist primarily of available-for-sale debt securities including: commercial paper, U.S. treasury securities, U.S. government agency securities, and corporate debt securities. We consider our short-term investments as available for use in current operations. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2023
Net cash (used in) provided by:
Operating activities	$(255,991)	$(217,931)
Investing activities	$(210,140)	$(147,698)
Financing activities	$1,941	$(1,526)
Operating Activities
Net cash used in operating activities was $256.0 million and $217.9 million for the nine months ended September 30, 2022 and 2023, respectively. The decrease was primarily due to a decrease in net losses as a result of our restructuring activities during the fourth quarter of 2022 and first half of 2023 to rebalance our cost structure in alignment with our strategic priorities.

Investing Activities
Net cash used in investing activities was $210.1 million and $147.7 million for the nine months ended September 30, 2022 and 2023, respectively. The decrease was primarily due to movements in the balance of our investments in marketable securities caused by purchases of investments and proceeds from the maturity of investments during the nine months ended September 30, 2023.
Financing Activities
Net cash provided by financing activities was $1.9 million for the nine months ended September 30, 2022 and related to proceeds received from the issuance of shares related to the exercise of stock options by employees and purchases under our Employee Stock Purchase Plan, that were partially offset by the principal payments on our finance leases and truck purchase loans. Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2023 and primarily related to the principal payments on our finance leases and truck purchase loans.
Material Cash Requirements
At September 30, 2023, there were future minimum lease payments of $52.7 million for operating leases.
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
Investment and Interest Rate Risk
We are exposed to interest rate risk primarily due to our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and marketable securities and the fair value of those securities.
We had cash and cash equivalents of $249.2 million and short-term investments of $526.0 million as of September 30, 2023, which primarily consisted of cash deposits, money market funds, commercial paper, U.S. government and agency securities, and investment-grade corporate debt securities. The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We invest primarily in highly-liquid, investment grade debt securities, and we limit the amount of credit exposure to any one issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Because our cash equivalents and marketable securities generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our investment portfolio as of September 30, 2023.

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
Previously Identified Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in Part II, Item 9A, Controls and Procedures, of the Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on September 7, 2023, management identified the following material weaknesses in our internal control over financial reporting, which we have determined continue as of September 30, 2023:
•The unexpected removal of all the independent directors of our Board in November 2022, including all of the members of our Audit Committee, by our controlling shareholders impacted the oversight and monitoring of required internal controls and procedures; and
•A lack of understanding among Company personnel regarding the Company's policy on the identification, approval, and disclosure of related party transactions resulted in our inability to maintain effective controls over the identification and disclosure of related party transactions.
Remediation Plan
We have begun taking the necessary measures to remediate the identified material weaknesses in internal control over financial reporting, including:
•Appointing independent directors to the Board in mid-December 2022, reconstituting the Audit Committee on December 15, 2022, and appointing additional independent directors to the Board in March 2023;
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
Changes in Internal Control over Financial Reporting
Except as discussed above, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On May 3, 2023, the Company made a motion to consolidate the August 2022 Action and November 2022 Action. The Court granted this motion and consolidated the August 2022 Action and November 2022 Action on July 20, 2023. On October 2, 2023, the plaintiffs filed a consolidated and amended complaint (the "Consolidated and Amended Complaint"). The Consolidated and Amended Complaint was filed against the Company and certain of its current and former directors and officers (Guowei "Charles" Chao, Xiaodi Hou, Mo Chen, Bonnie Yi Zhang, Cheng Lu, Patrick Dillon, Brad Buss, and Karen C. Francis) and the underwriters who underwrote its IPO, containing similar claims as asserted in the complaints filed in Dicker v. TuSimple Holdings, Inc. et al., 3:22-cv-01300-JES-MSB (S. D. Cal.) and Woldanski v. TuSimple Holdings, Inc., et al., 3:23-cv-00282-JES-MSB (S. D. Cal.). The Consolidated and Amended Complaint alleges, among other things, that the Company and certain of its current and former directors and officers violated Sections 11, 12, and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5, by making false or misleading statements, or failing to disclose information it was required to disclose, regarding the Company's related party transaction with Hydron, the Company’s sharing of confidential information and proprietary technology with Hydron without approval from the Company’s board of directors, the Company's safety profile, and certain of the Company's risk factors.
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

Item 1A. Risk Factors.
Other than below, there were no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on September 7, 2023.
Risks Related to Our Technology, Business Model, and Industry
Our autonomous driving technology and related hardware and software could have undetected defects, errors, or bugs in hardware or software which could create safety issues, delay technology development and testing, reduce market adoption, damage our reputation with current or prospective users, or expose us to product liability and other claims that could materially and adversely affect our business.
Our autonomous driving technology is highly technical and very complex, and has in the past and may in the future experience defects, errors, or bugs at various stages of development. We may be unable to timely correct problems to our partners’ and users’ satisfaction. Additionally, there may be undetected errors or defects especially as we introduce new systems or as new versions are released. These risks are particularly prevalent in the highly competitive freight transport market, as any such errors or defects could delay or prevent the adoption of autonomous driving technology in trucks. These risks are also heightened as a result of our restructuring plans and significant employee attrition, which have increased our safety risks and the ability to detect potential concerns in the development and testing of our technology. When such concerns arise, we have in the past and may in the future, pause the testing of our technology as we work to address them. Safety concerns and any related pause in the testing of our technology could have a material adverse impact on our business, prospects, operating results, and financial condition.
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
Risks Related to Our Business Operations
Our workforce was recently reduced, which, along with our exploration of strategic alternatives and other additional factors, could impact the speed of our business development, our ability to retain and attract talent and our ability to continue developing and testing our technology.
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
We have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. The restructuring plans mentioned above, the announcement of our exploration of strategic alternatives, and other factors mentioned throughout our Annual Report on Form 10-K have contributed to significant employee attrition. This level of attrition has increased our safety risks and the ability to detect potential concerns in the development and testing of our technology. When such concerns arise, we have in the past and may in the future, pause the testing of our technology as we work to address them. Safety concerns and any related pause in the testing of our technology could have a material adverse impact on our business, prospects, operating results, and financial condition.

To execute our strategy, our business requires that we attract and retain highly qualified personnel. Competition for these personnel is intense in the technology industry, especially for engineers with high levels of experience in artificial intelligence and designing and developing autonomous driving related algorithms. The recruitment and retention of personnel with relevant experience is critical to our business, as these personnel, including engineers, play a significant role in our technology development and testing process, including the safety of our technology. If we are unable to recruit or retain personnel with relevant experience in artificial intelligence and designing and developing autonomous driving related algorithms, we have in the past and may in the future, pause the testing of our technology. Safety concerns due to personnel attrition or otherwise, and any related pause in the testing of our technology could have a material adverse impact on our business, prospects, operating results, and financial condition.
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
We may not be successful in identifying or managing the risks involved in any divestiture or similar transaction, including our ability to obtain a reasonable purchase price, potential liabilities that may continue to apply to us following the divestiture or similar transaction, potential tax implications, employee issues or other matters. Further, strategic opportunities are impacted by our reputation, including unfavorable publicity, and the allegations made therein, and the confidence of our business partners in our business. Our inability to address these risks or if the exploration of strategic alternatives is not successful, could adversely affect our business, financial condition and results of operations, and if we are not successful in initiating a Potential Transaction, we may consider a wind-down of U.S. operations.
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

Item 2.     Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
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

TuSimple Holdings Inc.

Date: November 8, 2023	By:	/s/ Cheng Lu
Cheng Lu
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Eric Tapia
Eric Tapia
Chief Financial Officer (Principal Financial Officer)